Form 10QSB
period 2007-09-30
Cyprium Resources Inc.
filed 2007-11-13
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-145951

CYPRIUM RESOURCES INC.
(Name of small business issuer in its charter)

       NEVADA                                                                                  98-0521119
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

2170 Nelson Ave, Vancouver, BC, Canada                             V7V 2P7
         (Address of principal executive offices)                               (Zip Code)

604-889-8111
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]  No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  3,625,000 shares of common stock as of November 13, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

PART I

ITEM 1.     Financial Statements

The following consolidated interim unaudited financial statements of Cyprium Resources Inc. (the “Company”) for the three month period ended September 30, 2007 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006;

(b)	Consolidated Statements of Operations for three months ended September 30, 2007 and for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006 and for the period from January 1, 2006 (Inception) through September 30, 2007.

(c)	Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006 and for the period from January 1, 2006 (Inception) through September 30, 2007.

(d)	Condensed Notes to Financial Statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Balance Sheet

	September 30,	December 31,
	2007	2006

(Unaudited)

ASSETS
Current Assets
Cash	$ 35,212	$ -

Total Current Assets	35,212	-

Total Assets	$ 35,212	$ -
	============	============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	700

	$ 700	$ -

Non Current Assets
Loans from Officer	$ -	$ -

Total Non Current Assets	$ -	$ -

Total Liabilities	$ 700	$ -

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000
shares; issued and outstanding 3,625,000 shares	$ 3,625	$ -
Additional Paid-In Capital	53,875	-
Deficit accumulated during the development stage	(22,988)	-

Total Shareholders' Equity	$ 34,512	$ -

Total Liabilities and Shareholders' Equity	$ 35,212	$ -
	============	============

See accompanying condensed notes to interim financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Operations

				For the Period
				of Inception
	For the	For the	For the	from January 1,
	3 Months Ended	9 Months Ended	9 Months Ended	2006, through
	Sep. 30, 2007	Sep. 30, 2007	Sep. 30, 2006	Sep. 30, 2007

Revenue	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-

Operating Income	-	-	-	-

General and Administrative Expenses:
Mining Leases	4,500	9,000	-	9,000
Licenses & Permits		325	-	325
Professional Fees	12,800	12,800	-	12,800
Other Administrative Expenses	48	863	-	863

Total General and
Administrative Expenses	17,348	22,988	-	22,988

Net Loss	$ (17,348)	$ (22,988)	$ -	$ (22,988)
	============	============	============	=============

Loss Per Common Share:
Basic and Diluted	$ (0.005)	$ (0.009)	$ -
	============	============	============	=============

Weighted Average Shares
Outstanding, Basic and Diluted:	3,625,000	$ 2,437,179	$ -
	============	============	============

See accompanying condensed notes to interim financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Cash Flows

				For the Period
				of Inception
	For the	For the	For the	from January 1,
	3 months ended	9 months ended	9 months ended	2006, through
	Sep. 30, 2007	Sep. 30, 2007	Sep. 30, 2006	Sep. 30, 2007

Cash flows from operating activities:
Net loss	$ (17,348)	$ (22,988)	$ -	$ (22,988)

Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and
accrued liabilities	700	700	-	700

Net cash (used by) operating activities	(16,648)	(22,288)		(22,288)

Cash flows from investing activities	-	-	-	-

Net cash (used by) investing activities	-	-	-	-

Cash flows from financing activities:
Common stock issued for cash	-	57,500	-	57,500
Due to related parties	(987)	-	-

Net cash (used) provided by financing
activities	(987)	57,500	-	57,500

Net increase (decrease) in cash	(17,635)	35,212	-	35,212

Cash, beginning of the period	52,847	-	-	-

Cash, end of the period	$ 35,212	$ 35,212	$ -	$ 35,212
	============	============	============	============

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -	$ -
	============	============	============	============
Taxes paid	$ -	$ -	$ -	$ -
	============	============	============	============

See accompanying condensed notes to interim financial statements.

Cyprium Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
September 30, 2007

1.       Organization

Cyprium Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 22, 2006.  The company was formed for mineral exploration in the United States.  The Company entered into a Mineral Lease Agreement on January 15, 2007 for 10 mining claims in Utah, known as the King claims.

2.       Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.   The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to exploit or lease its mining claim described in the initial paragraph, or engage a working interest partner, in order to   eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $22,988. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2007, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of September 30, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and six months ended September 30, 2007:

                                                                      3 months ended             9 months ended
                                                                       Sep. 30, 2007               Sep. 30, 2007

Numerator:

Basic and diluted net loss per share:

Net Loss                                                          $ (17,348)                    $ (22,988)

Denominator

Basic and diluted weighted average
   number of shares outstanding                         3,625,000                     2,437,179

Basic and Diluted Net Loss Per Share             $    (0.005)                     $  (0.009)

3.       Capital Structure

During the period from inception through June 30, 2007, the Company entered into the following equity transactions:

January 10, 2007:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

During May, 2007:	Sold 1,325,000 shares of common stock at $.02 per share for $26,500.

During June, 2007:	Sold 800,000 shares of common stock at $0.02 per share, realizing $16.000

As of September 30, 2007, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,625,000 shares were issued and outstanding.

4.       Commitments

On January 15, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The agreement requires a royalty of 2 ½ % of net returns, as defined by the agreement, paid quarterly in arrears.  Minimum royalty payments are to be paid on August 15 annually:

                                  Due
1st year             August  15, 2007                      $   4,500
2nd year            August  15, 2008                      $   4,500
3rd year             August  15, 2009                      $   4,500
4th year             August  15, 2010                      $   4,500
5th year             August  15, 2011                      $   4,500
Annually thereafter on August 15, ending August 15, 2026: $   4,500.

In addition, Cyprium Resources, Inc. is required by the agreement to perform $5,000 of work on the property on or before the second anniversary date of the agreement

5.       Litigation

There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

ITEM 2.     Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

We are in the business of mineral exploration.  On January 15, 2007, we entered in a Mineral Lease Agreement whereby we leased from Robert Steele a total of ten (10) Lode Mineral Claims in the State of Utah which we refer to as the King Claims. These mineral claims are located in T30S R22 W Sections 13 and 24, Piute County, Utah, owned by Robert Steele. Our plan of operations is to conduct mineral exploration activities on the King Claims in order to assess whether these claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of gold, silver, copper or any other valuable.

We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.  We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims. After acquiring a lease on the King Claims, we retained the services of Robert E. Miller, a Geological Engineer.  Mr. Miller prepared a technical report for us on the mineral exploration potential of the claims.  Mr. Miller has no direct or indirect interest and does not expect to receive an interest in any of the King Claims. Included in this report is a recommended exploration program which consists of trenching, mapping and sampling and drilling.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the King Claims to determine whether there are commercially exploitable reserves of gold, silver or other metals.

We have begun with Phase I which is focused on cross cut trenching and will include mapping, trenching and sampling, and approximately 50 assays, after which a geologic report will be prepared. Mr. Robert E. Miller will be in charge carrying out Phase I. We expect to have results of the Assays and a geologic report by December 15th 2007. Phase I is estimated to cost $7,800. We have sufficient cash reserves to proceed with this phase of the exploration program. If results from this action are favorable we will follow-up with Phase II of the recommended exploration plan.

Phase II will focus on longitudinal trenching and will include mapping, trenching and sampling, and approximately 50 assays, after which a geologic report will be prepared. Mr. Robert E. Miller will be in charge carrying out Phase II. We expect to begin Phase II in January 2008 and expect to have results of the Assays and a geologic report by March 2008. Phase II is estimated to cost $8,800. We have sufficient cash reserves to proceed with this phase of the exploration program. If results from this action are favorable we will follow-up with Phase III of the recommended exploration plan.

Phase III will focus on the drilling of two (2) RC (Reverse Circulation) holes to an approximate dept of 2,000 feet. This phase will include obtaining permits and supplies,

drilling two (2) RC holes, approximately 200 assays and the preparation of a geologic report. Mr. Robert E. Miller will be in charge carrying out Phase III. We expect to begin Phase III in early spring and expect to have results of the Assays and a geologic report within two months of the start of drilling. Phase III is estimated to cost $80,000. We do not have sufficient cash reserves to proceed with this phase of the exploration program.

If results are favorable leading up to the drilling of the property, the company will need to raise additional funds required to meet this and other capital needs.  Should the results leading up to the drilling of the property prove not to be sufficiently positive to proceed with a further exploration on the property, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of a Geologist, offer attractive mineral exploration opportunities.  However, we may not have sufficient financing to seek out and acquire other properties, and if we did have sufficient financing, it is possible that we would be unsuccessful in seeking out an acquiring alternative exploration properties.

During the exploration stage of the King Claims, our President will be devoting approximately 10 hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more time of our president such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business.  However, he may not be able to devote sufficient time to the management of our business, as and when needed.

Upon the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock.  However we cannot provide investors with any assurance that we will be able to obtain sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness by most banks or typical investors or corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.

In the event that Cyprium completes this exploration program and is successful in identifying a potential mineral deposit, we would have to spend substantial funds on additional drilling of the property and engineering studies before we would be able to determine if it’s a commercially viable mineral deposit.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We plan to offer and sell our common shares and/or arrange for debt financing in order to fund our business operations.  There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly.  Issuances of additional shares will result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.     Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John J. Sutherland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.     Legal Proceedings

We are not party to any legal proceedings.

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2007.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending September 30, 2007.

Item 5.     Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6.     Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended September 30, 2007 and has not filed any Current Reports on Form 8-K since September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRIUM RESOURCES INC.

By:     /s/ John J. Sutherland           .
          John J. Sutherland, President,
         Chief Executive Officer and
         Chief Financial Officer Director

         Date: November 13, 2007