Form 10KSB
period 2007-12-31
Cyprium Resources Inc.
filed 2008-03-25
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .

Commission file number  333-145951

CYPRIUM RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	98-0521119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Nelson Ave, West Vancouver, BC, Canada	V7V 2P7
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 889-8111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer's revenues for its most recent fiscal year.   $0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [X]	No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

2,125,000 common shares @ $0.02(1) = $42,500
(1)Price at which the common equity was sold.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

3,625,000 common shares issued and outstanding as of March 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No [X]

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Cyprium” and “Cyprium Resources” mean Cyprium Resources Inc., unless the context clearly requires otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Overview

The address of our principal executive office is 2170 Nelson Ave., West Vancouver BC, Canada V7V 2P7 and our telephone number is (604) 889-8111.

Our registered statutory office is located at 50 Liberty Street, Suite 880, Reno, Nevada 89501.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CYIM".

Corporate History

We were incorporated in the State of Nevada on December 22, 2006 under the name “Cyprium Resources Inc.” with an authorized capital of 75,000,000 shares of common stock with a par value of $0.001.

On January 15, 2007, we entered in a Mineral Lease Agreement whereby we leased from Robert Steele a total of ten (10) Lode Mineral Claims in the State of Utah which we refer to as the King Claims. These mineral claims are located in T30S R22 W Sections 13 and 24, Piute County, Utah, owned by Robert Steele.

The agreement requires a royalty of 2.5% of net returns, as defined by the agreement, paid quarterly in arrears. Minimum royalty payments are to be paid on August 15 annually:

-	$4,500 on or before August 15, 2007 (paid);
-	$4,500 on or before August 15, 2008;
-	$4,500 on or before August 15, 2009;
-	$4,500 on or before August 15, 2010;
-	$4,500 on or before August 15, 2011 and annually thereafter, ending August 15, 2026: $4,500.

We have begun with Phase I which is focused on cross cut trenching and includes mapping, trenching and sampling, and approximately 50 assays, after which a geologic report will be prepared. Completion of the work program was hampered by delays in obtaining State and Federal work permits, above average late winter snowfall and the inability to obtain a tracked backhoe for winter operation in the steep terrain. 25 Assays were collected and the samples are still in the lab. We expect to have results of the Assays and a geologic report by April 30th 2008. If results from this action are favorable we will follow-up with Phase II of the recommended exploration plan.

Our Current Business

Our business plan is to proceed with the exploration of the King Claims to determine whether there are commercially exploitable reserves of gold, silver or other metals.

Employees

As of March 20, 2008, our company had one employee, our President, Chief Executive Officer and Chief Financial Officer.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Financial Condition and Business Model

If we do not obtain additional financing, our business will fail

Our current operating funds will only cover initial stages of our exploration program. In order for us to carry out any further exploration or testing we will need to obtain additional financing. We currently do not have any operations and we have no income. We will require additional financing to conduct further exploration programs. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Although we have no arrangements in place for any future equity financing, in the case that we did conduct a financing from the sale of our common stock, this financing would have a dilutive impact on our stockholders and could negatively affect the stock price. Obtaining additional financing would be subject to a number of factors, including the market prices for gold and other minerals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about the company’s ability to continue as a going concern

We have incurred a net loss of $ 36,063 for the period from January 1, 2006 (inception) to December 31, 2007 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral project. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2007. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We are in the initial stages of exploration of our mineral project, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 22, 2006 and to date have been involved primarily in organizational activities and the acquisition an initial exploration of the King Claims. We have not earned any revenues to date.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail

The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold or other minerals. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Even if we discover commercial reserves of precious metals on our mineral claims, we may not be able to successfully obtain commercial production

Our mineral claims do not contain any known reserves of precious metals. However, if our exploration programs are successful in discovering commercially exploitable reserves of precious metals, we will require additional funds in order to place the mineral claims into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed. It is premature to estimate the amount required to place the mineral claims into commercial production, as we do not have sufficient information.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claims may be restricted by bad weather, we may be delayed in our exploration

During exploration access to the claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Because we are in the early stages of our business, our president will not be spending a significant amount of time on our business. Mr. Sutherland, our president, expects to expend approximately 5  to 10 hours per week on Cyprium business. Competing demands on Mr. Sutherland’s time may lead to a divergence between his interests and the interests of other shareholders.  Mr. Sutherland is a director of other private and publicly traded companies, and none of the work he will be undertaking as director of these companies will directly compete with Cyprium Resources Inc.

Because our president own 41.38% of our outstanding common stock, investors may find that corporate decisions influenced by the president are inconsistent with the best interests of other stockholders.

Mr. Sutherland is our president, chief financial officer and sole director. He owns approximately 41% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of its assets, the interests of Mr. Sutherland may still differ from the interests of the other stockholders. Mr. Sutherland owns 1,500,000 common shares for which he paid $0.01.

Because our director is a Canadian resident, difficulty may arise in attempting to effect service or process on him in Canada

Because our sole director is a Canadian resident, difficulty may arise in attempting to effect service or process on him in Canada or in enforcing a judgment against Cyprium’s assets located outside of the United States.

Because we lease the King Claims, we face the risk of not being able to meet the requirements of the lease and may be forced to default on the agreement

Under the terms of the lease on the King Claims, Cyprium has agreed to pay $4,500 minimum annual royalties on August 15th of every year. If Cyprium is unable to meet these obligations, we may be forced to default on the agreement and the lease may be terminated by the owner resulting in the lose of the property for Cyprium.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

Executive Office

We maintain our executive office at 2170 Nelson Avenue, West Vancouver, British Columbia, Canada V7V 2P7. This office space is being provided to the company free of charge by our president, Mr. Sutherland. This arrangement provides us with the office space necessary at this point. Upon significant growth of the company it may become necessary to lease or acquire additional or alternative space to accommodate our growth.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "CYIM". The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The high and the low bid prices for our common shares for each quarter are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first listed on the OTC Bulletin Board to the end of our December 31, 2007 fiscal year, there were not three market makers for our common stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during the periods.

Holders of our Common Stock

As of March 20, 2008, there were 31 holders of record of our common stock. As of such date, 3,625,000 common shares of our company were issued and outstanding.

Dividend Policy

Since our inception, we have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We issued 1,500,000 shares of common stock on January 10, 2007 to John J. Sutherland our president, chief financial officer and director. Mr. Sutherland acquired these shares at a price of $0.01 per share.  We received $15,000 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

ITEM 6.  PLAN OF OPERATION

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We began with Phase I which is focused on cross cut trenching and will include mapping, trenching and sampling, and approximately 50 assays, after which a geologic report will be prepared. Mr. Robert E. Miller is in charge carrying out Phase I. Completion of the work program was hampered by delays in obtaining State and Federal work permits, above average late winter snowfall and the inability to obtain a tracked backhoe for winter operation in the steep terrain. 25 Assays were collected and the samples are still in the lab. We expect to have results of the Assays and a geologic report by April 30th 2008. If results from this action are favorable we will follow-up with Phase II of the recommended exploration plan.

Phase II will focus on longitudinal trenching and will include mapping, trenching and sampling, and approximately 50 assays, after which a geologic report will be prepared. Mr. Robert E. Miller will be in charge carrying out Phase II. We expect to begin Phase II in April 2008 and expect to have results of the Assays and a geologic report by July 2008. Phase II is estimated to cost $8,800. We have sufficient cash reserves to proceed with this phase of the exploration program. If results from this action are favorable we will follow-up with Phase III of the recommended exploration plan.

Phase III will focus on the drilling of two (2) RC (Reverse Circulation) holes to an approximate dept of 2,000 feet. This phase will include obtaining permits and supplies, drilling two (2) RC holes, approximately 200 assays and the preparation of a geologic report. Mr. Robert E. Miller will be in charge carrying out Phase III. We expect to begin Phase III in early summer and expect to have results of the Assays and a geologic report within two months of the start of drilling. Phase III is estimated to cost $80,000. We do not have sufficient cash reserves to proceed with this phase of the exploration program.

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

Cash Requirements

Over the twelve month period ending December 31, 2008, we anticipate that we will have to raise additional money through private placements of our equity securities and/or debt financing in order that we may fund the identification and evaluation of a suitable business opportunity.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2008.

Employees

Currently our only employees are our directors and officers.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $21,437.

At December 31, 2007, our total current assets were $21,537 which consisted of cash of $21,537.

At December 31, 2007, our total current liabilities were $100.

Operating expenses for the 12 months ended December 31, 2007 were $36,063.

For the 12 months ended December 31, 2007, we posted losses of $36,063 and $36,063 since incorporation. The principal components of the loss for the 12 months ended December 31, 2007 were general and administrative expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Recently Issued Accounting Standards

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of March 31, 2007. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations.

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. The Company adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated February 15, 2008
Balance Sheets
Statements of Operations
Statements of Cash Flows
Statement of Stockholders’ (Deficiency) Equity
Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  the Board of Directors and Shareholders
Cyprium Resources Inc.

I have audited the accompanying balance sheet of Cyprium Resources Inc. as of December 31, 2007 and 2006, and the related statements of operations, and of cash flows for the  years ended 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, based on my audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cyprium Resources Inc. as of December 31, 2007 and 2006 and the results of its operations, and its cash flows for the years ended December 31, 2007 and 2006 in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In addition, the Company has a deficit accumulated in the development stage of $36,063 as at December 31, 2007.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

February 15, 2008

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Balance Sheet

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$ 21,537	$ -

Total Current Assets	21,537	-

Total Assets	$ 21,537	$ -
	===========	===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 100

	100	-

Non Current Assets
Loans from Officer	-	-

Total Non Current Assets	-	-

Total Liabilities	100	-

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000
shares; issued and outstanding 3,625,000 shares	3,625	-
Additional Paid-In Capital	53,875	-
Deficit accumulated during the development stage	(36,063)	-

Total Shareholders' Equity	21,437	-

Total Liabilities and Shareholders' Equity	$ 21,537	$ -
	===========	===========

The accompanying notes are an integral part of these financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Operations

					Period of
					Inception
	For the	For the	For the	For the	Jan. 1, 2006
	3 mo. ended	year ended	3 mo. ended	year ended	through
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2007	2006	2006	2007

Revenue	$ -	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-	-

Operating Income	-	-	-	-	-

General and Administrative Expenses:
Mining Leases	-	9,000	-	-	9,000
Licenses & Permits	100	425	-	-	425
Consulting	11,483	22,483			22,483
Professional Fees	1,150	2,950	-	-	2,950
Other Administrative Expenses	342	1,205	-	-	1,205
Total General and
Administrative Expenses	13,075	36,063	-	-	36,063

Net Loss	$ (13,075)	$ (36,063)	$ -	$ -	$ (36,063)
	===========	===========	===========	===========	===========

Loss Per Common Share:
Basic and Diluted	$ (0.004)	$ (0.013)	$ -	$ -
	===========	===========	===========	===========

Weighted Average Shares
Outstanding, Basic and Diluted:	3,625,000	2,723,973	-	-
	===========	===========	===========	===========

The accompanying notes are an integral part of these financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Cash Flows

					Period of
					Inception
	For the	For the	For the	For the	Jan. 1, 2006
	3 mo. ended	year ended	3 mo. ended	year ended	through
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2007	2006	2006	2007

Cash flows from operating activities:
Net loss	$ (13,075)	$ (36,063)	$ -	$ -	$ (36,063)

Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets, liabilities:
Increase (decrease) in accounts
payable and accrued liabilities	(600)	100	-	-	100

Net cash (used by) operating
activities	(13,675)	(35,963)	-	-	(35,963)

Cash flows from investing activities	-	-	-	-	-

Net cash (used by) investing
activities	-	-	-	-	-

Cash flows from financing activities:
Common stock issued for cash	-	57,500	-	-	57,500
Due to related parties		-	-	-

Net cash (used) provided by
financing activities	-	57,500	-	-	57,500

Net increase (decrease) in cash	(13,675)	21,537	-	-	21,537

Cash, beginning of the period	35,212	-	-	-	-

Cash, end of the period	$ 21,537	$ 21,537	$ -	$ -	$ 21,537
	===========	===========	===========	===========	===========

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -		$ -
	===========	===========	===========		===========
Taxes paid	$ -	$ -	$ -		$ -
	===========	===========	===========		===========

The accompanying notes are an integral part of these financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Shareholders' Equity

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, January 1, 2006	-	$ -	$ -	$ -	$ -
Common stock issued for cash, January 10,
2007 @ $0.01 per share	1,500,000	1,500	13,500		15,000
Common stock issued for cash, May, 2007
@ $0.02 per share	1,325,000	1,325	25,175		26,500
Common stock issued for cash, June, 2007
@ $0.02 per share	800,000	800	15,200		16,000

Net loss for the year ended Dec. 31, 2007				(36,063)	(36,063)

Balances, December 31, 2007	3,625,000	$ 3,625	$ 53,875	$(36,063)	$ 21,437
	=========	========	=========	==========	===========

The accompanying notes are an integral part of these financial statements.

Cyprium Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
December 31, 2007

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $36,063. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2007.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31,

                                                                                                    2007                   2006
Numerator:

Basic and diluted net loss per share:

Net Loss                                                                                  $ (36,063)                 $  -

Denominator

Basic and diluted weighted average
   number of shares outstanding                                                 2,723,973

Basic and Diluted Net Loss Per Share                                      $    (0.013)                 $  -

3.       Capital Structure

During the period from inception through December 31, 2007, the Company entered into the following equity transactions:

January 10, 2007:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

During May, 2007:	Sold 1,325,000 shares of common stock at $.02 per share for $26,500.

During June, 2007:	Sold 800,000 shares of common stock at $0.02 per share, realizing $16.000.

As of December 31, 2007, the Company has authorized 75,000,000 of $0.001 par common stock, of which 3,625,000 shares were issued and outstanding.

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
          1st year                    August  15, 2007              $   4,500  Paid
          2nd year                   August  15, 2008              $   4,500
          3rd year                   August  15, 2009               $   4,500
          4th year                   August  15, 2010               $   4,500
          5th year                   August  15, 2011               $   4,500

          Annually thereafter on August 15, ending August 15, 2026: $   4,500.

In addition, Cyprium Resources, Inc. is required by the agreement to perform $5,000 of work on the property on or before the second anniversary date of the agreement, January 15, 2009.

5.       Contingencies, Litigation

There are no loss contingencies or significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John J. Sutherland. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at March 20, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
John J. Sutherland	President, Secretary and Treasurer and Director	57	December 22, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

John J. Sutherland, President, Secretary,Treasurer, and Director

Mr. Sutherland has been a Certified General Accountant since 1976. Since February 2007, Mr. Sutherland has been a Vice President and Chief Financial Officer of Goldgroup Resources Inc., a private company involved in the exploration and development of mining properties focused in Mexico. Mr. Sutherland has acted as a Director of Silex Ventures Ltd. a capital pool company listing on the TSX Venture Exchange since March 2007. He has also acted as the Chief Financial Officer for Uracan Resources Ltd. since May, 2007. From March 2003 to September 2006, Mr. Sutherland was Vice President, Chief Financial Officer and a director of Tekion, Inc., a private company developing and marketing fuel cells.  Between April 2002 and November 2002, he was the executive director of the Arthritis Research Centre of Canada.  From May 2001 to February 2002, Mr. Sutherland was a Project Manager for International Absorbents Inc.  Since 2002, Mr. Sutherland has been a director and audit committee chairman of Aquiline Resources Ltd. a publicly-held company listed on the Toronto Stock Exchange, and a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 2004. Since 1988, he has been a director and audit committee chairman of International Absorbents Inc., a publicly-held company listed on the American Stock Exchange.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. We have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors is also of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors do not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during our fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
John J. Sutherland	1(1)	1	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

ITEM 10.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

-	our principal executive officers;
-	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and
-

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will  refer to as the named executive officers, of our years ended December 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
John J. Sutherland President, Secretary, Treasurer and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not entered into any employment agreements or consulting agreements with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended December 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended December 31, 2007, we did not pay any compensation or grant any stock options to our directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 20, 2008, there were 3,625,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
John J. Sutherland 2170 Nelson Avenue West Vancouver, BC Canada V7V 2P7	1,500,000 direct	41.38%
Directors and Executive Officers as a group	1,500,000	41.38%

Changes in Control

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Corporate Governance

We currently act with one (1) director, John J. Sutherland.

We have determined that John J. Sutherland is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

We do not have a standing audit, compensation or nominating committee, but our board of directors acts in such capacities. We believe that the board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Rule 4200(a)(15) of the Rules of National Association of Securities Dealers would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13.  EXHIBITS

Exhibits required by Item 601 of Regulation S-B:

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on September 10, 2007 and incorporated herein by reference.

3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on September 10, 2007 and incorporated herein by reference.

10.1

Mineral Lease Agreement dated January 15, 2007 between Cyprium Resources Inc. and Robert Steele filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on September 10, 2007 and incorporated herein by reference.

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by John Kinross-Kennedy, Certified Public Accountant for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $2,800_ for the fiscal year ended December 31, 2007 and $0 for the fiscal year ended December 31, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended December 31, 2007 and 2006, John Kinross-Kennedy billed $Nil and $Nil, respectively, for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, John Kinross-Kennedy billed $Nil and $Nil, respectively, for fees for tax compliance, tax advice and tax planning services.

We do not use John Kinross-Kennedy for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage John Kinross-Kennedy to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before John Kinross-Kennedy is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee (which consists of our entire board of directors); or
-

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRIUM RESOURCES INC.

By: /s/ John J. Sutherland
John J. Sutherland
President and Director
Chief Executive Officer and Chief Financial Officer
Date: March 24, 2008