Form 10-Q
period 2008-03-31
Cyprium Resources Inc.
filed 2008-05-14
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2008

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    333-145951

CYPRIUM RESOURCES INC.
(Exact name of registrant as specified in its charter)

               NEVADA                                                     98-0521119
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

2170 Nelson Ave, Vancouver, BC, Canada V7V 2P7
(Address of principal executive offices, including zip code)

604-889-8111
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                               Accelerated filer                   [  ]
Non-accelerated filer    [  ]                               Smaller reporting company   [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [x]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,625,000 shares of common stock as of May 14, 2008

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Cyprium Resources Inc. (the “Company”) for the three month period ended March 31, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007;

(b)	Consolidated Statements of Operations for three months ended March 31, 2008 and for the three months ended March 31, 2007 and for the period from January 1, 2006 (Inception) through March 31, 2008.

(c)	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and for the three months ended March 31, 2007 and for the period from January 1, 2006 (Inception) through March 31, 2008.

(d)	Condensed Notes to Financial Statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Balance Sheet

	March 31,	December 31,
	2008	2007

	(Unaudited)

ASSETS
Current Assets
Cash	$ 19,764	$21,537

Total Current Assets	19,764	21,537

Total Assets	$ 19,764	$21,537
	===========	===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 100	$100

	100	100

Non Current Assets
Loans from Officer	-	-

Total Non Current Assets	-	-

Total Liabilities	100	100

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000
shares; issued and outstanding 3,625,000 shares	3,625	3,625
Additional Paid-In Capital	53,875	53,875
Deficit accumulated during the development stage	(37,836)	(36,063)

Total Shareholders' Equity	19,664	21,437

Total Liabilities and Shareholders' Equity	$ 19,764	$21,537
	===========	===========

See accompanying condensed notes to interim financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			Period of
			Inception
	For the	For the	Jan. 1, 2006
	3 mo. ended	3 mo. ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenue	$ -	$ -	$ -

Cost of Sales	-	-	-

Operating Income	-	-	-

General and Administrative Expenses:
Mining Leases	-	4,500	9,000
Licenses & Permits	-	100	425
Consulting	300		22,783
Professional Fees	1,425	-	4,375
Other Administrative Expenses	48	21	1,253

Total General and
Administrative Expenses	1,773	4,621	37,836

Net Loss	$ (1,773)	$ (4,621)	$ (37,836)
	===========	===========	===========

Loss Per Common Share:
Basic and Diluted	$ (0.00)	$ (0.00)
	===========	===========

Weighted Average Shares
Outstanding, Basic and Diluted:	3,625,000	1,333,333
	===========	===========

See accompanying condensed notes to interim financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			Period of
			Inception
	For the	For the	Jan. 1, 2006
	3 mo. ended	3 mo. ended	through
	Mar. 31	Mar. 31	Mar. 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$ (1,773)	$ (4,621)	$ (37,836)

Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets, liabilities:
Increase (decrease) in accounts
payable and accrued liabilities	-	-	100

Net cash (used by) operating
activities	(1,773)	(4,621)	(37,736)

Cash flows from investing activities	-	-	-

Net cash (used by) investing
activities	-	-	-

Cash flows from financing activities:
Common stock issued for cash	-	15,000	57,500
Due to related parties	-	-

Net cash (used) provided by
financing activities	-	15,000	57,500

Net increase (decrease) in cash	(1,773)	10,379	19,764

Cash, beginning of the period	21,537	-	-

Cash, end of the period	$ 19,764	$ 10,379	$ 19,764
	===========	===========	===========

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
	===========	===========	===========
Taxes paid	$ -	$ -	$ -
	===========	===========	===========

See accompanying condensed notes to interim financial statements.

Cyprium Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2008

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

Cyprium Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2008

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2006. Since inception, the Company has incurred an operating loss of $37,836. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2006, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Cyprium Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2008

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

The Company has no potentially dilutive securities outstanding as of March 31, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31,

                                                                                      2008                        2007
Numerator:

Basic and diluted net loss per share:

Net Loss                                                                     $  (1,773)               $  (4,621)

Denominator

Basic and diluted weighted average
   number of shares outstanding                                    3,625,000              1,333,333

Basic and Diluted Net Loss Per Share                          $    (0.00)                $  (0.00)

3.       Capital Structure

During the period from inception through March 31, 2008, the Company entered into the following equity transactions:

January 10, 2007:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

During May, 2007:	Sold 1,325,000 shares of common stock at $.02 per share for $26,500.

Cyprium Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
March 31, 2008

During June, 2007:	Sold 800,000 shares of common stock at $0.02 per share, realizing $16.000

As of March 31, 2008, the Company has authorized, 75,000,000 of $0.001 par common stock, of which 3,625,000 shares were issued and outstanding.

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

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are an exploration stage company and have not yet generated or realized any revenues.

Background

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

Market for Gold and Silver

The demand for gold and silver has created a bull market for both metals over the past several years. While there will likely continue to be increased volatility of market prices in the short run due to seasonality or speculation, the growth of the world’s economy is driving demand for raw materials that has drawn down supplies. Despite concerns for a slowing U.S. economy, a growing middle class in both China and India is driving demand for precious metals. There also remains increased interest in holding precious metals such as gold and silver as a store of value during periods of increasing anxiety of either errant monetary policies or strained international relations. Contributing further to the increasing price of both gold and silver is the fall in the value of the US dollar against other major foreign currencies and the deteriorating economic indicators in the United States.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities. We issued 1,500,000 shares of common stock on January 10, 2007 to John J. Sutherland our president, chief financial officer and director. Mr. Sutherland acquired these shares at a price of $0.01 per share.  We received $15,000 from this offering.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.

We completed an offering of 2,125,000 shares of our common stock at a price of $0.02 per share to a total of thirty (30) purchasers on June 30, 2007.  The total amount we received from this offering was $42,500.  We completed the offering pursuant to Regulation S of the Securities Act.  Each purchaser represented to us that he/she was a non-US person as defined in Regulation S.

The following discussion provides information that management believes is relevant to an assessment and understanding of our operations and the consolidated financial condition and results of operations.

Our Operations

Our business plan is to proceed with the exploration of the King Claims to determine whether there are commercially exploitable reserves of gold, silver or other metals.

We began with Phase I which is focused on cross cut trenching and will include mapping, trenching and sampling, and approximately 50 assays, after which a geologic report will be prepared. Mr. Robert E. Miller is in charge carrying out Phase I. Completion of the work program was hampered by delays in obtaining State and Federal work permits, above average late winter snowfall and the inability to obtain a tracked backhoe for winter operation in the steep terrain. 25 Assays were collected and the samples are still in the lab. We are still waiting on the results of the Assays after which a geologic report will be prepared. If results from this action are favorable we will follow-up with Phase II of the recommended exploration plan.

Phase II will focus on longitudinal trenching and will include mapping, trenching and sampling, and approximately 50 assays, after which a geologic report will be prepared. Mr. Robert E. Miller will be in charge carrying out Phase II. We expect to begin Phase II in late May or early June 2008 and expect to have results of the Assays and a geologic report by August 2008. Phase II is estimated to cost $8,800. We have sufficient cash reserves to proceed with this phase of the exploration program. If results from this action are favorable we will follow-up with Phase III of the recommended exploration plan.

Phase III will focus on the drilling of two (2) RC (Reverse Circulation) holes to an approximate dept of 2,000 feet. This phase will include obtaining permits and supplies, drilling two (2) RC holes, approximately 200 assays and the preparation of a geologic report. Mr. Robert E. Miller will be in charge carrying out Phase III. We expect to begin Phase III in late summer and expect to have results of the Assays and a geologic report within two months of the start of drilling. Phase III is estimated to cost $80,000. We do not have sufficient cash reserves to proceed with this phase of the exploration program.

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

We did not earn any revenues from inception through the period ending March 31, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

We incurred operating expenses in the amount of $37,836 from inception on January 1, 2007 through the period ended March 31, 2008.  These operating expenses were composed of mineral lease payments, professional fees, and other administrative expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).     Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a)    Risk Factors

There have been no changes to our risk factors from those disclosed in our Registration Statement filed on Form SB-2 on September 10, 2007.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2008.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending March 31, 2008.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRIUM RESOURCES INC.

By:       /s/ John J. Sutherland           .
            John J. Sutherland, President,
           Chief Executive Officer and
           Chief Financial Officer Director

           Date: May 14, 2008