Form 10-Q
period 2008-06-30
Cyprium Resources Inc.
filed 2008-08-11
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2008

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,625,000 shares of common stock as of August 11, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The following consolidated interim unaudited financial statements of Cyprium Resources Inc. (the “Company”) for the three month period ended June 30, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007;

(b)
Consolidated Statements of Operations for three months ended June 30, 2008, for the three months ended June 30, 2007, for the six months ended June 30, 2008, for the six months ended June 30, 2007, and for the period from January 1, 2006 (Inception) to June 30, 2008.

(c)
Consolidated Statements of Cash Flows for the three months ended June 30, 2008, for the three months ended June 30, 2007, for the six months ended June 30, 2008, for the six months ended June 30, 2007, and for the period from January 1, 2006 (Inception) to June 30, 2008.

(d)	Condensed Notes to Financial Statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Balance Sheet

	June 30,	December 31,
	2007	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$15,530	$21,537

Total Current Assets	15,530	21,537

Total Assets	$15,530	$21,537

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$225	$100

Non Current Assets
Loans from Officer	-	-

Total Liabilities	225	100

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares
issued and outstanding 3,625,000 shares	3,625	3,625
Additional Paid-In Capital	53,875	53,875
Deficit accumulated during the development stage	(42,195)	(36,063)
	.
Total Shareholders' Equity	15,305	21,437

Total Liabilities and Shareholders' Equity	$15,530	$21,537

See accompanying condensed notes to interim financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)
					For the Period
	For the three	For the three	For the six	For the six	of Inception
	months ended	months ended	months ended	months ended	Jan. 1, 2006
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Cost of Sales			-	-	-

Operating Income	-	-	-	-	-

General and Administrative Expenses:
Mining Leases	-	-	-	4,500	9,000
Licenses & Permits	75	225	75	325	500
Consulting	-	-	-	-	22,483
Professional Fees	1,250	-	2,675	-	5,625
Transfer Fees	858		1,158		1,158
Mining Lease Expenses	2,150		2,150		2,150
Other Administrative Expenses	27	795	74	816	1,279
Total General andAdministrative Expenses	4,360	1,020	6,132	5,641	42,195

Net Loss	$(4,360)	$(1,020)	$(6,132)	$(5,641)	$(42,195)

Loss Per Common Share:
Basic and Diluted	$(0.001)	$(0.000)	$(0.003)	$(0.003)

Weighted Average Shares Outstanding,
Basic and Diluted:	3,625,000	2,378,571	3,625,000	1,858,840

See accompanying condensed notes to interim financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

					For the Period
	For the three	For the three	For the six	For the six	of Inception
	months ended	months ended	months ended	months ended	Jan. 1, 2006
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008

Cash flows from operating activities:
Net loss	$(4,360)	$(1,020)	$(6,132)	$(5,641)	$(42,195)
Adjustments to reconcile net loss to net cash used by
operating activities:
Change in operating assets
and liabilities:
Increase in accounts payable
and accrued liabilities	125	-	125	-	225

Net cash (used by) operating activities:	(4,235)	(1,020)	(6,007)	(5,641)	(41,970)

Cash flows from investing activities	-	-	-	-	-

Net cash (used by) investing activities:	-	-	-	-	-

Cash flows from financing activities:
Common stock issued for cash	-	42,500	-	57,500	57,500
Due to related parties	-	988	-	988	-
Net cash (used) provided by financing activities	-	43,488	-	58,488	57,500

Net increase (decrease) in cash	(4,235)	42,468	(6,007)	52,847	15,530

Cash, beginning of the period	19,765	10,379	21,537	-	-

Cash, end of the period	$15,530	$52,847	$15,530	$52,847	$15,530

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-	$-

See accompanying condensed notes to interim financial statements.

Cyprium Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
June 30, 2008

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $42,195. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2007, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30,

	2008	2007

Numerator:

Basic and diluted net loss per share:

Net Loss	$(6,132)	$(5,641)

Denominator

Basic and diluted weighted average
number of shares outstanding	3,625,000	1,858,840

Basic and Diluted Net Loss Per Share	$(0.003)	$(0.003)

3.	Capital Structure

During the period from inception through June 30, 2008, the Company entered into the following equity transactions:

January 10, 2007:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

During May, 2007:	Sold 1,325,000 shares of common stock at $.02 per share for $26,500.

During June, 2007:	Sold 800,000 shares of common stock at $0.02 per share, realizing $16.000

As of June 30, 2008, the Company has authorized, 75,000,000 of $0.001 par common stock, of which 3,625,000 shares were issued and outstanding.

4.	Commitments

On January 15, 2007 the Company paid $4,500 and entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The agreement requires a royalty of 2 ½ % of net returns, as defined by the agreement, paid quarterly in arrears.  Minimum royalty payments are to be paid on August 15 annually:

Due
1st year	August 15, 2007	$ 4,500	Paid
2nd year	August 15, 2008	$ 4,500
3rd year	August 15, 2009	$ 4,500
4th year	August 15, 2010	$ 4,500
5th year	August 15, 2011	$ 4,500
$ 22,500

Annually thereafter on August 15, ending August 15, 2026: $ 4,500.

In addition, Cyprium Resources, Inc. is required by the agreement to perform $5,000 of work on the property on or before the second anniversary date of the agreement, January 15, 2009.

5.	Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

We conducted Phase I which focused on cross cut trenching and included mapping, trenching and sampling, and approximately 25 assays. Completion of the work program was hampered by delays in obtaining State and Federal work permits, above average late winter snowfall and the inability to obtain a tracked backhoe for winter operation in the steep terrain. 25 Assays were collected and the samples were sent to the lab. That lab went out of business and the physical assays had to be collected and sent to another lab. The assays were put on a rush and we expect to have results in approximately 10 business days, after which a geologic report will be prepared. If results from this action are favorable we will follow-up with Phase II of the recommended exploration plan.

Phase II will focus on longitudinal trenching and will include mapping, trenching and sampling, and approximately 50 assays, after which a geologic report will be prepared. Mr. Robert E. Miller will be in charge carrying out Phase II. We expect to begin Phase II in September 2008 and expect to have results of the Assays and a geologic report by November 2008. Phase II is estimated to cost $8,800. We have sufficient cash reserves to proceed with this phase of the exploration program. If results from this action are favorable we will follow-up with Phase III of the recommended exploration plan.

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

We did not earn any revenues from inception through the period ending June 30, 2008.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

We incurred operating expenses in the amount of $42,195 from inception on January 1, 2007 through the period ended June 30, 2008.  These operating expenses were composed of mineral lease payments, exploration expenses, professional fees, and other administrative expenses.

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

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending June 30, 2008.

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

         Date: August 11, 2008