Form 10-Q
period 2008-09-30
Cyprium Resources Inc.
filed 2008-11-18
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2008

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER    333-145951

CYPRIUM RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0521119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Warren Street #3, Charlestown, MA 02129-3608
(Address of principal executive offices, including zip code)

617-720-2800
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,625,000 shares of common stock as of November 18, 2008

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following consolidated interim unaudited financial statements of Cyprium Resources Inc. (the “Company”) for the three month period ended September 30, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007;

(b)
Consolidated Statements of Operations for three months ended September 30, 2008, for the three months ended September 30, 2007, for the nine months ended September 30, 2008, for the nine months ended September 30, 2007, and for the period from January 1, 2007 (Inception) to September 30, 2008.

(c)
Consolidated Statements of Cash Flows for the three months ended September 30, 2008, for the three months ended September 30, 2007, for the nine months ended September 30, 2008, for the nine months ended September 30, 2007, and for the period from January 1, 2007 (Inception) to September 30, 2008.

(d)	Condensed Notes to Financial Statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Balance Sheet

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$21,537

Total Current Assets	-	21,537

Total Assets	$-	$21,537

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	225	$100

	$225	$100

Non Current Assets
Loans from Officer	$-	$-

Total Non Current Assets	$-	$-

Total Liabilities	$225	$100

Shareholders' Equity (Deficit)
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding 3,625,000 shares	$3,625	$3,625
Additional Paid-In Capital	53,875	53,875
Deficit accumulated during the development stage	(57,725)	(36,063)

Total Shareholders' Equity	$(225)	$21,437

Total Liabilities and Shareholders' Equity	$-	$21,537

See accompanying condensed notes to interim financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the Period
	For the		For the		of Inception
	Three Months Ended		Nine Months Ended		Jan. 1, 2007
	September 30,		September 30,		to Sep. 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Operating Income	-	-	-	-	-

General and Administrative Expenses:
Mining Leases	4,500	4,500	6,650	9,000	15,650
Consulting	10,653	-	10,653		33,136
Professional Fees	625	12,800	3,300	12,800	6,250
Licenses & Permits	-	-	75	325	500
Other Administrative Expenses	(248)	-	984	863	2,189
Total General and Administrative Expenses	15,530	17,300	21,662	22,988	57,725

Net Loss	$(15,530)	$(17,300)	$(21,662)	$(22,988)	$(57,725)

Loss Per Common Share:
Basic and Diluted	$(0.004)	$(0.005)	$(0.006)	$(0.009)

Weighted Average Shares
Outstanding, Basic and Diluted:	3,625,000	3,625,000	3,625,000	2,437,179

See accompanying condensed notes to interim financial statements.

CYPRIUM RESOURCES, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

					For the Period
	For the		For the		of Inception
	Three Months Ended		Nine months ended		Jan. 1, 2007
	September 30,		September 30,		to Sep. 30,
	2008	2007	2008	2007	2008

Cash flows from operating activities:
Net loss	$(15,530)	$(17,348)	$(21,662)	$(22,988)	$(57,725)
Adjustments to reconcile net loss tonet cash used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities		700	125	700	225
Net cash (used by) operating activities	(15,530)	(16,648)	(21,537)	(22,288)	(57,500)

Cash flows from investing activities	-	-	-	-	-
Net cash (used by) investing activities	-	-	-	-	-

Cash flows from financing activities:
Common stock issued for cash	-	-	-	57,500	57,500
Due to related parties	-	(987)	-	-	-
Net cash (used) provided by financing activities	-	(987)	-	57,500	57,500

Net increase (decrease) in cash	(15,530)	(17,635)	(21,537)	35,212	-

Cash, beginning of the period	15,530	52,847	21,537	-	-

Cash, end of the period	$-	$35,212	$-	$35,212	$-

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-	$-

See accompanying condensed notes to interim financial statements.

Cyprium Resources, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
September 30, 2008

1.        Corporate Overview

Organization

Cyprium Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada December 22, 2006.  The company was formed for mineral exploration in the United States.

Current Business of the Corporation

On January 15, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims.    The lease was maintained current through September 30, 2008, however mining activities were limited.    The Company has requested a lease termination.

Change in Officers and Directors

On September 9, 2008, John Sutherland resigned as President, Chief Financial Officer and Secretary of the Company.  By Board resolution on the same date, Stephen H. Cleven was appointed to these offices.  He resigned September 24.  On that date Robert Shea, a resident of the state of Massachusetts, was appointed President, Chief Financial Officer, Treasurer and Secretary.    Mr. Shea purchased Mr. Sutherland’s interest in the Company.

Change in Corporation Offices

In September, 2008 the company moved its offices to Beijing in anticipation of business operations in China.   The decision was made subsequently to return the corporation office to the United States.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $57,725. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 1, 2007, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2008.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended September 30,

	2008	2007

Numerator:

Basic and diluted net loss per share:

Net Loss	$(21,662)	$(22,988)

Denominator

Basic and diluted weighted average number of shares outstanding	3,625,000	2,437,179

Basic and Diluted Net Loss Per Share	$(0.006)	$(0.009)

3.        Capital Structure

During the period from inception through June 30, 2008, the Company entered into the following equity transactions:

January 10, 2007:	Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

During May, 2007:	Sold 1,325,000 shares of common stock at $.02 per share for $26,500.

During June, 2007:	Sold 800,000 shares of common stock at $0.02 per share, realizing $16.000

As of September 30, 2008, the Company has authorized, 75,000,000 of $0.001 par common stock, of which 3,625,000 shares were issued and outstanding.

4.        Commitments

On January 15, 2007 the Company paid $4,500 and entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The agreement requires a royalty of 2 ½ % of net returns, as defined by the agreement, paid quarterly in arrears.  Minimum royalty payments are to be paid on August 15 annually.  The first payment due August 15, 2007 was paid.  The commitment for the next five years under this lease agreement is:

	Due
2nd year	August 15, 2008	$4,500	Paid
3rd year	August 15, 2009	$4,500
4th year	August 15, 2010	$4,500
5th year	August 15, 2011	$4,500
6th year	August 15, 2012	$4,500
		$22,500

Annually thereafter on August 15, ending August 15, 2026:		$4,500

In addition, Cyprium Resources, Inc. is required by the agreement to perform $5,000 of work on the property on or before the second anniversary date of the agreement, January 15, 2009.  As of September 30, 2008, $2,150 has been spent for work on the property.

6.        Contingencies, Litigation

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

Overview

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

During 2007and 2008, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 15, 2007, we entered in a Mineral Lease Agreement whereby we leased from Robert Steele a total of ten (10) Lode Mineral Claims in the State of Utah which we refer to as the King Claims. These mineral claims are located in T30S R22 W Sections 13 and 24, Piute County, Utah, owned by Robert Steele. On November 1, 2008 we requested the termination of our lease agreement with Robert Steele. We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we have incurred since our inception; (ii) our failure to generate revenues since our inception; and (iiI) our dependence on the sale of our equity securities and on the receipt of capital from outside sources to continue our operations. Our auditors have issued a going concern opinion regarding our business. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

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

Our Operations

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

We will not restrict our search for any specific kind of businesses, and we may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination.  The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

We will participate in a business combination only after the negotiation and execution of appropriate agreements.  Negotiations with a target company will likely focus on the percentage of our company which the target company shareholders would acquire in exchange for their shareholdings.  Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.  Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We incurred operating expenses in the amount of $57,725 from inception on January 1, 2007 through the period ended September 30, 2008.  These operating expenses were composed of mineral lease payments, exploration expenses, professional fees, and other administrative expenses.

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

Item 1(a).  Risk Factors

There have been no changes to our risk factors from those disclosed in our Registration Statement filed on Form SB-2 on September 10, 2007.

Item 2.     Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2008.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending September 30, 2008.

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

CYPRIUM RESOURCES INC.

By:           /s/ Robert Shea

Robert Shea, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: November 18, 2008