Form 10-K
period 2008-12-31
Cyprium Resources Inc.
filed 2009-04-13
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008
    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No. 000-52828

                             CYPRIUM RESOURCES, INC.
                    -------------- ------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                   98-0521119
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

    302 Washington St., Suite 513
     San Diego, California                                       92103
   --------------------------------------                      ---------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: __________________ Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act):        [X] Yes  [ ] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2008 was -0-.

As of March 31, 2009, the Company had 3,625,000 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

ITEM 1.  BUSINESS
         --------

     Cyprium Resources, Inc. ("Cyprium") plans to explore and develop mining properties which may be productive of gold, silver, copper, lead or zinc. Cyprium was incorporated in Nevada in December 2006 and is in the exploration stage.

     In January 2007 Cyprium leased ten mining claims from an unrelated third party. These claims were located in Piute County, Utah. The mining lease was for a twenty year term and required Cyprium to pay a royalty to the lessor equal to 2.5% of the net smelter returns from the sale of any minerals extracted from the claims. Minimum royalty payments of $4,500 were also required each year during the term of the lease. On November 1, 2008 the mining lease was terminated by the mutual agreement of Cyprium and the lessor.

     As of March 31, 2009 Cyprium was not conducting any business.

General

     Cyprium's  office  is  provided  free of charge  by its  President  Jeffrey
Collins.

      As of March 31, 2009 Cyprium did not have any full time employees.

      Cyprium does not have a website.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

      See Item 1 of this report.


ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

      Cyprium is not involved in any legal proceedings and Cyprium does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
        -----------------------------------------------------------------------
        OTHER SHAREHOLDER MATTERS.
        --------------------------

     Although Cyprium's common stock has been quoted on the OTC Bulletin Board under the symbol "CYIM" since November 7, 2007, as of March 31, 2009 there was no public trading market for Cyprium's common stock.

      Trades of Cyprium's common stock, should a market ever develop, will be subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for Cyprium's common stock.

      As of March 31, 2009 Cyprium had 3,625,000 outstanding shares of common stock and 36 shareholders.

      As of March 31, 2009 Cyprium did not have any outstanding warrants, options or securities convertible into shares Cyprium's common stock.

      With the exception of 1,500,000 shares held by Jeffrey Collins, Cyprium's sole officer and director, all outstanding shares of Cyprium are freely tradable.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Cyprium's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

      During the year ended December 31, 2008 Cyprium did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. None of Cyprium's officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Cyprium was incorporated in December 2006. During the period from its incorporation through December 31, 2008 Cyprium did not generate any revenue and incurred $6,650 in exploration expenses and $16,603 in operating and general administration expenses.

      Since its inception, Cyprium has financed its operations through the private sale of its common stock. Cyprium does not have any commitments or arrangements from any person to provide Cyprium with any additional capital.

      In January 2007 Cyprium leased ten mining claims from an unrelated third party. These claims were located in Piute County, Utah. The mining lease was for a twenty year term and required Cyprium to pay a royalty to the lessor equal to 2.5% of the net smelter returns from the sale of any minerals extracted from the claims. Minimum royalty payments of $4,500 were also required each year during the term of the lease. On November 1, 2008 the mining lease was terminated by the mutual agreement of Cyprium and the lessor.

      As of March 31, 2009 Cyprium was not conducting any business.

      See Note 2 to the financial statements included as part of this report for a description of Cyprium's accounting policies and recent accounting pronouncements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
         ---------------------------------------------

      Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

      Under the direction and with the participation of Cyprium's management, Cyprium carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2008. Cyprium maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to Cyprium's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Cyprium's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Management's Report on Internal Control Over Financial Reporting

      Cyprium's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Cyprium's principal executive officer and principal financial officer and implemented by Cyprium's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Cyprium's financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Cyprium's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of Cyprium's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, Cyprium's management concluded that Cyprium's internal control over financial reporting was effective as of December 31, 2008.

      There was no change in Cyprium's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Cyprium's internal control over financial reporting.

      Management's report was not subject to attestation by Cyprium's independent registered public accounting firm pursuant to temporary rules of the SEC that permit Cyprium to provide only management's report on internal control in this report.

ITEM 9B.   OTHER INFORMATION

      Not applicable.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

    Name                  Age    Position
    ----                  ---    --------

    Jeffrey A. Collins     47    President, Secretary, Chief Financial Officer
                                 and a Director

      The directors of Cyprium serve in such capacity until the annual meeting of Cyprium's shareholders and until their successors have been duly elected and qualified. The officers of Cyprium serve at the discretion of Cyprium's directors.

      The principal occupation of Cyprium's officer and director during the past several years is as follows:

      Jeffrey A. Collins has been an officer and director of Cyprium since January 2009. Mr. Collins has been the owner and president of Collins Project Management (CPM) since 2003. CPM is a developer of small housing communities in rural areas. The communities developed by CPM consist of small housing tracks with 100 to 250 homes per community.

      Cyprium does not have a compensation or an audit committee. Cyprium does not have a financial expert.

      None of Cyprium's directors are independent as that term is defined in section 803 of listing standards of the NYSE Alternext US.

      Cyprium has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. Cyprium does not believe it requires a Code of Ethics since its only has one officer.

Changes in Management
---------------------

     The  following  shows  the  changes  in  Cyprium's   management  since  its
inception:

                              Appointed (A)
                                 to or
                              Resigned (R)     Positions Appointed to
Date          Name            from Position    or Resigned From
----          ----            --------------   ----------------------

12/22/06     John Sutherland        A          President, Principal Financial
                                               Officer, Secretary and Director.

9/9/08       John Sutherland        R          Director

9/9/08       Stephen Clevett        A          President, Principal Financial
                                               Officer, Secretary and a
                                               Director.

9/12/08      John Sutherland        R          Director

9/24/08      Stephen Clevett        R          President, Principal Financial
                                               Officer, Secretary and a
                                               Director.

9/24/08      Robert Shea            A          President, Principal Financial
                                               Officer, Secretary and a
                                               Director.

1/16/09      Robert Shea            R          President, Principal Financial
                                               Officer, Secretary and Director

1/16/09      Jeffrey Collins        A          President, Principal Financial
                                               Officer, Secretary and Director

Compensation Committee Interlocks and Insider Participation.
------------------------------------------------------------

     Cyprium's director acts as its compensation committee. During the year ended December 31, 2008, none of Cyprium's officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of Cyprium or as a member of Cyprium's compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows the compensation paid or accrued during the year ended December 31, 2008 to the executive officers of Cyprium. No officer of Cyprium has ever received compensation in excess of $100,000 per year.

     Jeffrey Collins did not become an officer of Cyprium until January 2009.

                                                                 All
                                                                Other
                                                                Annual
                                               Stock   Option   Compen-
Name and Principal    Fiscal  Salary   Bonus   Awards  Awards   sation
 Position              Year    (1)      (2)     (3)      (4)      (5)    Total
------------------    ------  ------   -----   ------  ------   -------  -----

Robert Shea            2008       -       -        -       -         -      -
Chief Executive
Officer
(9-08 to 1-09)

Steven Clevett         2008       -       -        -       -         -      -
(9-08 to 9-08)

John H. Sutherland     2008       -       -        -       -         -      -
Chief Executive        2007
Officer
(12-06 to 9-08)

(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the table, the value of Cyprium's shares issued as compensation for services to the persons listed in the table.
(4) The value of all stock options granted during the periods covered by the table.
(5) All other compensation received that Cyprium could not properly report in any other column of the table.

      See Item 10 of this report regarding changes in Cyprium's management.

      Cyprium does not have employment agreements with any of its officers.

      The following shows the amounts that Cyprium expects to pay to its officer during the twelve-month period ending December 31, 2009, and the time its officer plans to devote to Cyprium's business. Cyprium does not have employment agreements with any person.

                                         Proposed      Time to be Devoted to
      Name                             Compensation     Cyprium's Business
      ----                             ------------    ---------------------

      Jeffrey A. Collins                   $-0-                 35%

      Long-Term Incentive Plans. Cyprium does not have any pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. Cyprium does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

      Compensation of Directors. Cyprium's director did not receive any compensation for his services as director during the fiscal year ended December 31, 2008.

Stock Option and Bonus Plans

      Cyprium has not adopted any stock option or stock bonus plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

      The following table lists, as of March 31, 2009, those persons owning beneficially 5% or more of Cyprium's common stock, the number and percentage of outstanding shares owned by each director and officer of Cyprium and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                   Number of Shares        Percent of Class
----------------                   ----------------        ----------------

Jeffrey A. Collins                     1,500,000                  41%
302 Washington St., #513
San Diego, CA  92103

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

      On January 10, 2007 Cyprium sold 1,500,000 shares of its common stock to John Sutherland, then Cyprium's only officer and director, for $15,000, or $0.01 per share.

      On January 15, 2009 Jeffrey A. Collins purchased 1,500,000 shares of Cyprium's common stock from Consultants & Risk Management, Inc. The 1,500,000 shares purchased by Mr. Collins represent approximately 42% of the outstanding shares of Cyprium's common stock. Consultants & Risk Management, Inc. is controlled by Robert Shea.

      On January 15, 2009 Robert Shea resigned as an officer and director of the Company. Prior to his resignation Mr. Collins was appointed Cyprium's President, Chief Financial Officer, Secretary and a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      John Kinross-Kennedy audited Cyprium's financial statements for the years ended December 31, 2008 and 2007. The following table shows the aggregate fees billed to Cyprium during the years ended December 31, 2008 and 2007 by Mr. Kinross-Kennedy.

                                         2008                   2007
                                         ----                   ----

      Audit Fees                       $2,000                 $2,800
      Audit-Related Fees               $  900                     --
      Financial Information Systems        --                     --
      Design and Implementation Fees       --                     --
      Tax Fees                             --                     --
      All Other Fees                       --                     --

      Audit fees represent amounts billed for professional services rendered for the audit of Cyprium's annual financial statements and the review of Cyprium's interim financial statements. Before Mr. Kinross-Kennedy was engaged by Cyprium to render these services, the engagement was approved by Cyprium's Directors.

ITEM 15.  EXHIBITS

Exhibit
Number   Exhibit Name
-------  ------------

3.1      Articles of Incorporation                                        *

3.2      Bylaws                                                           *

10.1     Mining Lease                                                     *

31       Rule 13a-14(a) Certifications

32       Section 1350 Certifications

* Incorporated by reference to the same exhibit filed with Cyprium's registration statement on Form SB-2 (File # 333-145951).

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  the Board of Directors and Shareholders
Cyprium Resources Inc.

I have audited the accompanying balance sheet of Cyprium Resources Inc. as of December 31, 2008 and 2007, and the related statements of operations, and of cash flows for the years ended 2008 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cyprium Resources Inc. as of December 31, 2008 and 2007 and the results of its operations, and its cash flows for the years ended December 31, 2008 and 2007 in conformity with United States generally accepted accounting principles.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a deficit accumulated in the development stage of $59,316 as at December 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.


John Kinross-Kennedy
Certified Public Accountant
Irvine, California

April 8, 2009

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                         for the year ended December 31,

                                                           2008        2007
                                                   -------------------------
     ASSETS
        Current Assets
          Cash                                      $    3,409   $   21,537
                                                   -------------------------
            Total Current Assets                         3,409       21,537
                                                   -------------------------
              Total Assets                          $    3,409   $   21,537
                                                   =========================
     LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities
          Accounts Payable                          $      225   $      100
                                                   -------------------------
                                                    $      225   $      100
                                                   -------------------------
        Non Current Assets
          Loans from Officer                        $        -   $        -
                                                   -------------------------
             Total Non Current Assets               $        -   $        -
                                                   -------------------------
              Total Liabilities                     $      225   $      100
                                                   -------------------------
    Shareholders' Equity
      Common Stock, $0.001 par value;
       authorized 75,000,000
       shares; issued and outstanding
       3,625,000 shares as at December 31, 2007;
       3,625,000 shares as at December 31, 2008     $    3,625   $    3,625
      Additional Paid-In Capital                        58,875       53,875
      Deficit accumulated during the
       development stage                               (59,316)     (36,063)
                                                   -------------------------
             Total Shareholders' Equity             $    3,184   $   21,437
                                                   -------------------------
             Total Liabilities and Shareholders'
             Equity                                 $    3,409   $   21,537
                                                   =========================

The accompanying notes are an integral part of these financial statements.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                             Statement of Operations

                                                                             For the
                                                                            Period of
                                     For the                                Inception
                                  Three Months               For the       Jan. 1, 2006
                                      Ended                 Year Ended        to Dec.
                                   December 31,             December 31,        31,
                                -------------------------------------------------------
                                2008         2007        2008         2007     2008
                                -------------------------------------------------------
Revenue                       $      -    $      -    $      -     $      -   $      -

Cost of Sales                        -           -           -            -          -
                              ---------   ---------   ---------    ---------  ---------

Operating Income                     -           -           -            -          -

General and Administrative
Expenses:
  Mining Leases                      -           -       6,650        9,000     15,650
  Consulting                       466         100      11,119          425     33,602
  Professional Fees                225      11,483       3,525       22,483      6,475
  Licenses & Permits               250       1,150         325        2,950        750
    Other Administrative
      Expenses                     650         342       1,634        1,205      2,839
                              ---------   ---------   ---------    ---------  ---------
   Total General and
     Administrative Expenses     1,591      13,075      23,253       36,063     59,316
                              ---------   ---------   ---------    ---------  ---------
Net Loss                      $ (1,591)   $(13,075)   $(23,253)    $(36,063)  $(59,316)
                              =========   =========   =========    =========  =========

Loss Per Common Share:
  Basic and Diluted           $ (0.000)   $ (0.004)   $ (0.006)    $ (0.013)
                              =========   =========   =========    =========

Weighted Average Shares
  Outstanding, Basic and
    Diluted:                 3,625,000   3,625,000   3,625,000    2,723,973
                             ==========  ==========  ==========   ==========


The accompanying notes are an integral part of these financial statements.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                          For the
                                       Three Months             For the
                                          Ended                Year ended         For the Period
                                       December 31,           December 31,        of Inception
                                     ----------------      -----------------      Jan. 1, 2006
                                     2008        2007       2008         2007    to Dec. 31, 2008
Cash flows from operating
  activities:
      Net loss                     $(1,591)   $(13,075)   $(23,253)   $(36,063)    $ (59,316)

Adjustments to reconcile net
  loss to net cash used by
   operating activities:
  Change in operating assets and
     liabilities:
     Increase in accounts payable
       and accrued liabilities                    (600)        125         100           225
                                   ---------------------------------------------------------
Net cash (used by) operating
   activities                       (1,591)    (13,675)    (23,128)    (35,963)      (59,091)
                                  ----------------------------------------------------------
Cash flows from investing
  activities                             -           -           -           -             -
                                  ----------------------------------------------------------
Net cash (used by) investing
   activities                            -           -           -           -             -
                                  ----------------------------------------------------------
Cash flows from financing activities:
  Common stock issued for cash           -           -           -      57,500        57,500
   Contributed Capital               5,000           -       5,000           -         5,000
   Due to related parties                -           -           -           -             -
                                  ----------------------------------------------------------
Net cash (used) provided by
   financing activities              5,000           -       5,000      57,500        62,500
                                  ----------------------------------------------------------
 Net increase (decrease) in cash     3,409     (13,675)    (18,128)     21,537         3,409

 Cash, beginning of the period           -      35,212      21,537           -             -
                                  ----------------------------------------------------------
 Cash, end of the period           $ 3,409    $ 21,537     $ 3,409    $ 21,537       $ 3,409
                                  ==========================================================

Supplemental cash flow
  disclosure:
   Interest paid                   $     -    $      -     $     -    $      -       $     -
                                  ==========================================================
   Taxes paid                      $     -    $      -     $     -    $      -       $     -
                                  ==========================================================

The accompanying notes are an integral part of these financial statements.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity

                                        Common Stock                     Deficit
                                     -----------------                 Accumulated       Total
                                     Number               Additional   during the    Shareholders'
                                      of                   Paid-In     Development      Equity
                                     Shares      Amount    Capital        Stage        (Deficit)
                                     ------------------   ----------  -------------------------------

Inception, January 1, 2006                -     $     -    $      -     $        -      $         -

Common stock issued for cash,
January 10, 2007 @ $0.01 per
share                              1,500,000      1,500      13,500                          15,000

Common stock issued for cash,
May, 2007 @ $0.02 per share        1,325,000      1,325      25,175                          26,500

Common stock issued for cash,
June, 2007 @ $0.02 per share         800,000        800      15,200                          16,000

Net loss for the year ended
December 31, 2007                                                          (36,063)         (36,063)
                                   ---------     ------     -------       --------       ----------

Balances, December 31, 2007        3,625,000     $3,625     $53,875       $(36,063)      $   21,437

Capital contributed November 26,
2008                                                          5,000                           5,000
Net loss for the year ended
December 31, 2008                                                          (23,253)         (23,253)
                                   ---------     ------     -------       --------       ----------

Balances, December 31, 2008        3,625,000     $3,625     $58,875       $(59,316)      $    3,184
                                   =========     ======     =======       ========       ==========


   The accompanying notes are an integral part of these financial statements.

                             Cyprium Resources, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


1.  Corporate Overview

    Organization

     Cyprium Resources, Inc. (the "Company") was incorporated under the laws of the State of Nevada December 22, 2006. The Company was formed for mineral exploration in the United States.

    Current Business of the Corporation

     On January 15, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The lease was maintained current through September 30, 2008, however mining activities were limited. The Company has terminated the lease.

   Change in Officers and Directors

     On September 9, 2008, John Sutherland resigned as President, Chief Financial Officer and Secretary of the Company. By Board resolution on the same date, Stephen H. Cleven was appointed to these offices. He resigned September 24. On that date Robert Shea, a resident of the state of Massachusetts, was appointed President, Chief Financial Officer, Treasurer and Secretary. Mr. Shea purchased Mr. Sutherland's interest in the Company.

   Change in Corporation Offices

     In September, 2008 the Company moved its offices to Beijing in anticipation of business operations in China. The decision was made subsequently to return the corporate office to the United States.


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

    The financial statements have, in management's opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

    Income Taxes

    The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

    Going Concern

    The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

    Development-Stage Company

    The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $59,316 The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 1, 2007, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

    The Company has no potentially dilutive securities outstanding as of December 31, 2008.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the year ended December 31,


                                                      2008           2007
                                                      ----           ----
      Numerator:

      Basic and diluted net loss per share:
          Net Loss                                $  (23,253)    $  (36,063)

      Denominator:

      Basic and diluted weighted average
        number of shares outstanding               3,625,000      2,723,973

      Basic and Diluted Net Loss Per Share        $   (0.006)    $   (0.013)

3.    Capital Structure

    During the period from inception through December 31, 2008, the Company entered into the following equity transactions:

      January  10, 2007:              Sold 1,500,000 shares of common stock at
                                      $.01 per share for $15,000.

      During May, 2007:               Sold 1,325,000 shares of common stock at
                                      $.02 per share for $26,500.

      During June, 2007:              Sold 800,000 shares of common stock at
                                      $0.02  per  share, realizing $16,000

      Capital contributed November 26,  2008:   $5,000

    As of December 31, 2008, the Company has authorized, 75,000,000 of $0.001 par common stock, of which 3,625,000 shares were issued and outstanding.

4.    Commitments

    On January 15, 2007 the Company paid $4,500 and entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The agreement was rescinded in the third quarter of 2008.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April 2009.

                                      CYPRIUM RESOURCES, INC.


                                      By    /s/ Jeffrey A. Collins
                                           ------------------------------------
                                           Jeffrey A. Collins, President, Chief
                                              Executive Officer and Principal
                                              Financial and Accounting Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date


/s/ Jeffrey A. Collins
----------------------------
Jeffrey A. Collins                  Director             April 9, 2009

                             CYPRIUM RESOURCES, INC.

                           ANNUAL REPORT ON FORM 10-K


                                    EXHIBITS