Form 10-Q
period 2009-03-31
Cyprium Resources Inc.
filed 2009-05-04
CIK 1409999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                  For the quarterly period ended March 31, 2009

| | Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 000-52828

                             CYPRIUM RESOURCES INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                    98-0521119
    -------------------------------       -------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                          302 Washington St., Suite 513
                               San Diego, CA 92103
                      -----------------------------------
          (Address of principal executive offices, including zip code)

                                 (619) 279-7215
                        --------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ( )            Accelerated filer?            ( )
Non-accelerated filer     ( )            Smaller reporting company     (X)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes X    No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,625,000 shares of common stock as of April 30, 2009.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                    December
                                                        March 31,      31,
                                                          2009        2008
                                                       ------------------------
                                                       (Unaudited)
ASSETS
 Current Assets
  Cash                                                 $        -    $    3,409
                                                       -----------   -----------

     Total Current Assets                                       -         3,409
                                                       -----------   -----------
     Total Assets                                      $        -    $    3,409
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Current Liabilities
  Accounts Payable                                              -           225
                                                       -----------   -----------
                                                       $        -    $      225
                                                       -----------   -----------
 Non Current Assets
  Loans from Officer                                   $        -    $        -
                                                       -----------   -----------
     Total Non Current Assets                          $        -    $        -
                                                       -----------   -----------
       Total Liabilities                               $        -    $      225
                                                       -----------   -----------

 Shareholders' Equity
  Common Stock, $0.001 par value; authorized
   75,000,000 shares; issued and outstanding
     3,625,000 shares as at March 31, 2008;
     3,625,000 shares as at March 31, 2009             $    3,625    $    3,625
  Additional Paid-In Capital                               58,875        58,875
  Deficit accumulated during the development stage        (62,500)      (59,316)
                                                       -----------   -----------
       Total Shareholders' Equity                      $        -    $    3,184
                                                       -----------   -----------
       Total Liabilities and Shareholders' Equity      $        -    $    3,409
                                                       ===========   ===========


The accompanying notes are an integral part of these financial statements.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                  For the         For the Period
                                             Three Months Ended    of Inception
                                                 March 31,         Jan. 1, 2006
                                            -------------------    to March 31,
                                            2008           2009         2009
                                            ----           ----   --------------

Revenue                                $        -     $        -    $        -

Cost of Sales                                   -              -             -
                                       -----------    -----------   -----------
Operating Income                                -              -             -
                                       -----------    -----------   -----------
General and Administrative Expenses:
 Mining Leases                                  -              -        15,650
 Consulting                                   300          2,671        36,273
 Professional Fees                          1,425            500         6,975
 Licenses & Permits                             -              -           750
 Other Administrative Expenses                 48             13         2,852
                                       -----------    -----------   -----------
 Total General and
   Administrative Expenses                  1,773          3,184        62,500
                                       -----------    -----------   -----------
Net Loss                               $   (1,773)    $   (3,184)   $  (62,500)
                                       ===========    ===========   ===========
Loss Per Common Share:
 Basic and Diluted                     $   (0.000)    $   (0.001)
                                       ===========    ===========
Weighted Average Shares
 Outstanding, Basic and Diluted:        3,625,000      3,625,000
                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                  For the         For the Period
                                             Three Months Ended    of Inception
                                                 March 31,         Jan. 1, 2006
                                            -------------------    to March 31,
                                            2008           2009         2009
                                            ----           ----   --------------

 Cash flows from operating activities:
   Net loss                            $   (1,773)    $   (3,184)   $  (62,500)
                                       -----------    -----------   -----------
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
   Change in operating assets
    and liabilities:
      Increase in accounts payable
       and accrued liabilities                              (225)
                                       -----------    -----------   -----------
      Net cash (used by)
       operating  activities               (1,773)        (3,409)      (62,500)
                                       -----------    -----------   -----------
Cash flows from investing
 activities                                     -              -             -
                                       -----------    -----------   -----------
  Net cash (used by) investing
   activities                                   -              -             -
                                       -----------    -----------   -----------
Cash flows from financing activities:
 Common stock issued for cash                   -              -        57,500
 Contributed Capital                            -              -         5,000
 Due to related parties                         -              -             -
                                       -----------    -----------   -----------
  Net cash (used) provided by
   financing activities                         -              -        62,500
                                       -----------    -----------   -----------
 Net increase (decrease) in cash           (1,773)        (3,409)            -

 Cash, beginning of the period             21,537          3,409             -
                                       -----------    -----------   -----------
 Cash, end of the period               $   19,764     $        -    $        -
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

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
--------------------------------------------------------------------------------
                                   (Unaudited)


                                            Common Stock                      Deficit
                                        ---------------------               Accumulated     Total
                                        Number                  Additional   during the  Shareholders'
                                         of                      Paid-In    Development     Equity
                                        Shares         Amount    Capital       Stage       (Deficit)
                                        ------         ------   ----------  -----------  -------------

Inception, January 1, 2006                   -      $       -   $       -    $       -     $       -
Common stock issued for cash,
 January 10, 2007 @ $0.01 per
 share                               1,500,000          1,500      13,500                     15,000
Common stock issued for cash,
 May, 2007 @ $0.02 per share         1,325,000          1,325      25,175                     26,500
Common stock issued for cash,
 June, 2007 @ $0.02 per share          800,000            800      15,200                     16,000
Net loss for the year ended
 December 31, 2007                                                             (36,063)      (36,063)
                                     ----------     ----------  ----------   ----------    ----------
Balances, December 31, 2007          3,625,000      $   3,625   $  53,875    $ (36,063)    $  21,437
Capital contributed November
 26, 2008                                                           5,000                      5,000
Net loss for the year ended
 December 31, 2008                                                             (23,253)      (23,253)
                                     ----------     ----------  ----------   ----------    ----------
Balances, December 31, 2008          3,625,000      $   3,625   $  58,875    $ (59,316)    $   3,184
Net loss for the three months
 ended March 31, 2009                                                           (3,184)       (3,184)
                                     ----------     ----------  ----------   ----------    ----------
                                     3,625,000      $   3,625   $  58,875    $ (62,500)    $       -
                                     ==========     ==========  ==========   ==========    ==========



The accompanying notes are an integral part of these financial statements.

                             Cyprium Resources, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009

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

     Change in Officers and Directors

     On September 9, 2008, John Sutherland resigned as President, Chief Financial Officer and Secretary of the Company. By Board resolution on the same date, Stephen H. Clevett was appointed to these offices. Mr. Clevett resigned September 24, 2008. On that date Robert Shea was appointed President, Chief Financial Officer, Treasurer and a Director. On January 16, 2009 Robert Shea resigned as an officer and director of the Company. On January 16, 2009 Jeffrey A. Collins was appointed as the President, Principal Financial Officer and Secretary of the Company, and as the Company's sole director.

     Change in Corporation Offices

     In September, 2008 the Company moved its offices to Beijing in anticipation of business operations in China. The decision was made subsequently to return the corporate office to the United States.

2.   Summary of Significant Accounting Policies

     Basis of Presentation
     ---------------------

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

    Use of Estimates
    ----------------

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

    Income Taxes
    ------------

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

    Going Concern
    -------------

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

    The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to engage a working interest partner, in order to eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

    Development-Stage Company
    -------------------------

    The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $62,500 The Company's working capital has been generated through the sales of common stock. Management has provided financial data since January 1, 2007, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

    Basic and Diluted Net Loss Per Share
    ------------------------------------

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

    The Company has no potentially dilutive securities outstanding as of March 31, 2009.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31,


                                                          2009           2008
                                                          ----           ----
      Numerator:
      ---------

         Basic and diluted net loss per share:

            Net Loss                                  $   (3,184)     $  (1,773)

      Denominator
      -----------

         Basic and diluted weighted average
           number of shares outstanding                3,625,000      3,625,000

      Basic and Diluted Net Loss Per Share            $   (0.001)    $   (0.000)
      -------------------------------------

3.    Capital Structure

     During the period from inception through March 31, 2009, the Company entered into the following equity transactions:

      January 10, 2007: Sold 1,500,000 shares of common stock at $.01 per share for $15,000.

      During May 2007:  Sold 1,325,000  shares of common stock at $.02 per share for $26,500.

      During June 2007: Sold 800,000 shares of common  stock at $0.02 per share, realizing  $16.000

      Capital contributed
      November 26, 2008:   $5,000

    As of March 31, 2009, the Company has authorized, 75,000,000 of $0.001 par common stock, of which 3,625,000 shares were issued and outstanding.

4.  Commitments

    There are no financial commitments as of March 31, 2009.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Item 4.  Controls and Procedures.

     (a) Cyprium maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by Cyprium in the reports that it files or submits under the 1934 Act, is accumulated and communicated to Cyprium's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, Cyprium's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of Cyprium's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that Cyprium's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in Cyprium's internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II
Item 6.  Exhibits

Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CYPRIUM RESOURCES, INC.


April 30, 2009                     By: /s/ Jeffrey A. Collins
                                       ------------------------------
                                       Jeffrey A. Collins, President and
                                       Principal Executive, Financial and
                                       Accounting Officer