Form 10-Q
period 2009-06-30
Cyprium Resources Inc.
filed 2009-08-12
CIK 1409999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
    Act Of 1934

                  For the quarterly period ended June 30, 2009

   |_| Transition Report Under Section 13 Or 15(D) Of The Securities Exchange
       Act Of 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                     98-0521119
 ----------------------------            -------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                           58 1/2 North Lexington Ave.
                               Asheville, NC 28801
               ----------------------------- --------------------
          (Address of principal executive offices, including Zip Code)


                                 (828) 225-8124
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                             Cyprium Resources, Inc.
                          302 Washington St., Suite 513
                               San Diego, CA 92103
                     --------------------------------------
          (Former name or former address if changed since last report)

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

Large accelerated filer    [ ]            Accelerated filer    [ ]
Non-accelerated filer  [ ]                Smaller reporting company      [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [x]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,370,000 shares of common stock as of August 10, 2009.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                    June 30,        December 31,
                                                      2009              2008
                                                    --------        ------------
                                                   (Unaudited)

ASSETS
   Current Assets
      Cash                                         $    7,897       $    3,409
                                                   -----------      -----------
                                                   $    7,897       $    3,409
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts Payable                             $        -       $      225
                                                   -----------      -----------

   Stockholders' Equity
      Common Stock, $0.001 par value; authorized
      75,000,000 shares; issued and outstanding
         10,875,000 shares as at June 30, 2008,
         (restated);
         10,875,000 shares as at June 30, 2009         10,875           10,875
      Additional Paid-In Capital                       76,625           51,625
      Deficit accumulated during the development
      stage                                           (79,603)         (59,316)
                                                   -----------      -----------
        Total Stockholders' Equity                 $    7,897       $    3,184
                                                   -----------      -----------
                                                   $    7,897       $    3,409
                                                   ===========      ===========


   The accompanying notes are an integra l part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                     For the                  For the             For the Period
                               Three Months Ended         Six Months Ended         of Inception
                                     June 30                   June 30             Jan. 1, 2007
                              ---------------------     ---------------------       to June 30,
                                2009         2008         2009         2008             2009
                              --------     --------     --------     --------     --------------

Revenue                       $     -      $     -      $     -      $     -         $     -

Cost of Sales                       -            -            -            -               -
                              --------     --------     --------     --------        --------
Operating Income                    -            -            -            -               -
                              --------     --------     --------     --------        --------

General and Administrative
Expenses:
   Mining Leases                    -            -            -            -          15,650
   Consulting                       -            -        2,671            -          36,273
   Professional Fees           17,103        1,250       17,603        2,675          24,078
   Licenses & Permits               -           75            -           75             750
   Transfer Fees                    -          858            -        1,158               -
   Mining Lease Expenses            -        2,150            -        2,150               -
   Other Administrative
    Expenses                        -           27           13           74           2,852
                              --------     --------     --------     --------        --------
    Total General and
       Administrative
       Expenses                17,103        4,360       20,287        6,132          79,603
                              --------     --------     --------     --------        --------
Net Loss                     $(17,103)    $ (4,360)    $(20,287)    $ (6,132)       $(79,603)
                             =========    =========    =========    =========       =========
Loss Per Common Share:
  Basic and Diluted          $ (0.001)    $ (0.000)    $ (0.002)    $ (0.001)
                             =========    =========    =========    =========

Weighted Average Shares
  Outstanding, Basic
   and Diluted:             11,754,121   10,875,000   11,316,989   10,875,000
                            ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                 For the                  For the           For the Period
                                           Three Months Ended         Six Months Ended       of Inception
                                                 June 30                   June 30           Jan. 1, 2007
                                          ---------------------     ---------------------     to June 30,
                                            2009         2008         2009         2008          2009
                                          --------     --------     --------     --------   --------------

 Cash flows from operating activities:
   Net loss                              $ (17,103)   $  (4,360)   $ (20,287)   $  (6,132)    $ (79,603)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
   Change in operating assets and
    liabilities:
      Accounts payable and accrued
       liabilities                               -          125         (225)         125             -
                                         ----------   ----------   ----------   ----------    ----------
     Net cash (used by) operating
       activities                          (17,103)      (4,235)     (20,512)      (6,007)      (79,603)
                                         ----------   ----------   ----------   ----------    ----------
 Cash flows from investing
   activities                                    -            -            -            -             -
                                         ----------   ----------   ----------   ----------    ----------
     Net cash (used by) investing
       activities                                -            -            -            -             -
                                         ----------   ----------   ----------   ----------    ----------
 Cash flows from financing activities:
   Common stock issued for cash                  -            -            -            -        57,500
   Contributed Capital                           -            -            -            -         5,000
   Sale of warrant                          25,000            -       25,000            -        25,000
                                         ----------   ----------   ----------   ----------    ----------
     Net cash provided by financing
       activities                           25,000            -       25,000            -        87,500
                                         ----------   ----------   ----------   ----------    ----------
 Net increase (decrease) in cash             7,897       (4,235)       4,488       (6,007)        7,897

 Cash, beginning of the period                   -       19,765        3,409       21,537             -
                                         ----------   ----------   ----------   ----------    ----------
 Cash, end of the period                 $   7,897    $  15,530    $   7,897    $  15,530     $   7,897
                                         ==========   ==========   ==========   ==========    ==========

 Supplemental cash flow disclosure:
   Interest Paid                         $       -    $       -    $       -    $       -     $       -
                                         ==========   ==========   ==========   ==========    ==========
   Taxes paid                            $       -    $       -    $       -    $       -     $       -
                                         ==========   ==========   ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                Deficit
                                            Common Stock                       Accumulated     Total
                                        ----------------------     Additional   during the  Shareholders'
                                        Number of                   Paid-In    Development     Equity
                                          Shares       Amount       Capital       Stage       (Deficit)
                                        ---------      -------     ----------  -----------  -------------

Inception, January 1, 2006                     -      $       -    $       -    $       -     $       -
Common stock issued for cash,
 Jan. 10, 2007 @ $0.01 per share       1,500,000          1,500       13,500                     15,000
Common stock issued for cash,
 May, 2007 @ $0.02 per share           1,325,000          1,325       25,175                     26,500
Common stock issued for cash,
 June, 2007 @ $0.02 per share            800,000            800       15,200                     16,000
Net loss for the year ended
    December 31, 2007                                                             (36,063)      (36,063)
                                       ----------     ----------   ----------   ----------    ----------
Balances, December 31, 2007            3,625,000      $   3,625    $  53,875    $ (36,063)    $  21,437
Capital contributed Nov. 26, 2008                                      5,000                      5,000
Net loss for the year ended
    December 31, 2008                                                             (23,253)      (23,253)
                                       ----------     ----------   ----------   ----------    ----------
Balances, December 31, 2008            3,625,000      $   3,625    $  58,875    $ (59,316)    $   3,184
 3-for-1 stock split May 19, 2009      7,250,000          7,250       (7,250)                         -
Sale of  warrant @ $25,000                                            25,000                     25,000
Net loss for the six months
 ended June 30, 2009                                                              (20,287)      (20,287)
                                       ----------     ----------   ----------   ----------    ----------
Balances, June 30, 2009                10,875,000     $  10,875    $  76,625    $ (79,603)    $   7,897
                                       ==========     ==========   ==========   ==========    ==========


The accompanying notes are an integral part of these financial statements.

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009

1.    Basis of Presentation and Nature of Operations

   These interim financial statements as of and for the three and six months ended June 30, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

   These interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 2008 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

   Organization
   ------------

   The Company was incorporated in Nevada on December 22, 2006 as the Company Resources, Inc. The Company was originally formed for mineral exploration in the United States. On May 19, 2009 the corporate name was changed to Digital Development Partners, Inc.

   Current Business of the Corporation
   -----------------------------------

   On January 15, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The lease was maintained current through September 30, 2008, however mining activities were limited. The Company has since terminated the lease.

   Change in Control
   -----------------

   On January 15, 2009 Jeffrey A. Collins, who also became the Company's sole officer and director on January 15, 2009, purchased 1,500,000 shares of the Company's common stock from Consultants' Risk Managers, Inc., a corporation controlled by the Company's former President.

2.    Summary of Significant Accounting Policies

   Use of Estimates
   ----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009

    reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets and deferred taxes.

    Cash and equivalents
    --------------------

    Cash and equivalents include investments with initial maturities of three months or less.

    Fair Value of Financial Instruments
    -----------------------------------

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009

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

    Development-Stage Company
    -------------------------

    The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $79,603. The Company's working capital has been generated through the sales of common stock and a loan from an officer. Management has provided financial data since January 1, 2007, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

    Basic and Diluted Net Loss Per Share
    ------------------------------------

    Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

    As of June 30, 2009 the Company had a potentially dilutive security in a warrant which allows the holder to purchase of 2,000,000 shares of the Company's common stock at a price of $1.00 per share.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30,

                                                              2009        2008
                                                              ----        ----
      Numerator:
      ---------

      Basic and diluted net loss per share:
            Net Loss                                      $ (20,287)  $  (6,132)

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009

      Denominator
      -----------

      Basic and diluted weighted average
        number of shares outstanding                     11,316,989  10,875,000

      Basic and Diluted Net Loss Per Share               $   (0.002) $   (0.000)
      ------------------------------------

3.    Capital Stock

   Forward Stock Split/Change in Authorized Shares
   -----------------------------------------------

   On May 19, 2009 the Company's sole director:

     o in accordance with Section 78.207 of the Nevada Revised Statutes, approved a resolution approving a 3-for-1 forward stock split and increasing the Company's authorized capitalization to 225,000,000 shares of common stock; and
     o in accordance with Section 92A.180 of the Nevada revised statutes, approved a resolution changing the Company's name to Digital Development Partners, Inc.

   Prior to May 19, 2009 the Company had an authorized capitalization of 75,000,000 shares of common stock and had 3,625,000 outstanding shares of common stock. Following the forward split, the Company had 10,875,000 outstanding shares of common stock.

   The forward stock split and the name change became effective on the OTC Bulleting Board on June 29, 2009.

   Sale of a Warrant/Related Party Transaction.
   -------------------------------------------

   On August 2, 2009 the Company, in consideration for the payment of $25,000, issued a warrant to the Company's sole officer and director. The warrant entitles the holder to purchase up to 2,000,000 shares of common stock of the Company at a price of $1.00 per share at any time prior to May 31, 2014.

5. Stock Split

   Financial statements for prior periods have been adjusted to reflect the 3-for-1 stock split which became effective on June 29, 2009.

6. Subsequent Events

   On August 3, 2009 the Company acquired all of the outstanding shares of 4gDeals, Inc. for 15,495,000 shares of the Company's common stock.

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009

   In connection with the acquisition:

     o    Jeffrey Collins resigned as the Company's sole officer and director;
     o    Isaac Roberts was appointed the Company's President and as a director;
     o Ravikumar Nandagopalan was appointed the Company's Secretary and Treasurer and as a director;
     o Jeffrey Collins sold 4,500,000 shares of the Company's common stock to Isaac Roberts for a nominal price; and
     o the Company issued Mr. Collins a warrant which allows Mr. Collins to acquire up to 2,000,000 shares of the Company's common stock at a price of $1.00 per share at any time prior to June 1, 2014.

   4gDeals is developing a software-based system which will allow restaurants, merchants and service providers to send text messages to customers advising the customer of discounts or other promotional offers. The text message will normally contain a promotion code which, when provided to the establishment, will enable the customer to obtain the discount or promotional offer. Establishments using this system will be able to notify customers rapidly of discount offers and will avoid the time and cost of publishing discount offers in newspapers or other traditional forms of media. It is expected that the first version of this system will be completed by November 2009.

   4gDeals is in the development stage and has not generated any revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The Company was incorporated in December 2006. During the period from its incorporation through December 31, 2008 the Company did not generate any revenue and incurred $6,650 in exploration expenses and $16,603 in operating and general administration expenses.

      Since its inception, the Company has financed its operations through the private sale of its common stock. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital.

      In January 2007 the Company leased ten mining claims from an unrelated third party. These claims were located in Piute County, Utah. The mining lease was for a twenty-year term and required the Company to pay a royalty to the lessor equal to 2.5% of the net smelter returns from the sale of any minerals extracted from the claims. Minimum royalty payments of $4,500 were also required each year during the term of the lease. On November 1, 2008 the mining lease was terminated by the mutual agreement of the Company and the lessor.

      On May 19, 2009 the Company's sole director:

     o in accordance with Section 78.207 of the Nevada Revised Statutes, approved a resolution approving a 3-for-1 forward stock split and increasing the Company's authorized capitalization to 225,000,000 shares of common stock; and
     o in accordance with Section 92A.180 of the Nevada revised statutes, approved a resolution changing the Company's name to Digital Development Partners, Inc.

      Prior to May 19, 2009 the Company had an authorized capitalization of 75,000,000 shares of common stock and had 3,625,000 outstanding shares of common stock. Following the forward split, the Company had 10,875,000 outstanding shares of common stock.

      The forward stock split and the name change became effective on the OTC Bulleting Board on June 29, 2009.

      On August 3, 2009 the Company acquired all of the outstanding shares of 4gDeals, Inc. for 15,495,000 shares of the Company's common stock.

      In connection with the acquisition:

     o    Jeffrey Collins resigned as the Company's sole officer and director;
     o    Isaac Roberts was appointed the Company's President and as a director;
     o Ravikumar Nandagopalan was appointed the Company's Secretary and Treasurer and as a director;
     o Jeffrey Collins sold 4,500,000 shares of the Company's common stock to Isaac Roberts for a nominal price; and

     o the Company issued Mr. Collins a warrant which allows Mr. Collins to acquire up to 2,000,000 shares of the Company's common stock at a price of $1.00 per share at any time prior to June 1, 2014.

      4gDeals is developing a software-based system which will allow restaurants, merchants and service providers to send text messages to customers advising the customer of discounts or other promotional offers. The text message will normally contain a promotion code which, when provided to the establishment, will enable the customer to obtain the discount or promotional offer. Establishments using this system will be able to notify customers rapidly of discount offers and will avoid the time and cost of publishing discount offers in newspapers or other traditional forms of media. It is expected that the first version of this system will be completed by November 2009.

      4gDeals is in the development stage and has not generated any revenue.

      See Note 2 to the financial statements included as part of this report for a description of the Company's accounting policies and recent accounting pronouncements.

Item 4T.  Controls and Procedures.

      (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2009, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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



                                      DIGITAL DEVELOPMENT PARTNERS, INC.


August 11, 2009                       By:  /s/ Isaac Roberts
                                          ------------------------------
                                          Isaac Roberts, President and Principal
                                          Executive, Financial and Accounting
                                          Officer