Form 10-Q
period 2009-09-30
Digital Development Partners, Inc.
filed 2009-11-12
CIK 1409999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2009

  | | Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act
      Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                     98-0521119
 ----------------------------             ------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                           58 1/2 North Lexington Ave.
                               Asheville, NC 28801
               ----------------------------- --------------------
          (Address of principal executive offices, including Zip Code)


                                 (828) 225-8124
                       ----------------------------------
                (Issuer's telephone number, including area code)

          (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ??[x] No ??

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]         No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,586,000 shares of common stock as of November 10, 2009.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                   September 30,   December 31,
                                                       2009            2008
                                                   -------------   -------------
                                                    (Unaudited)

  ASSETS
    Current Assets
     Cash                                          $    133,941    $      3,409
                                                   -------------   -------------
    Other Assets
     Goodwill                                             5,000               -
                                                   -------------   -------------
                                                   $    138,941    $      3,409
                                                   =============   =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
     Accounts Payable                              $          -    $        225
     Subscriptions Received                             162,000               -
                                                   -------------   -------------

                                                        162,000             225
                                                   -------------   -------------

    Stockholders' Equity
       Common Stock, $0.001 par value; authorized
        225,000,000 shares; issued and outstanding
        10,875,000 shares as at September 30, 2008,
        26,370,000 shares as at September 30, 2009       26,370          10,875
       Additional Paid-In Capital                        66,230          51,625
       Deficit accumulated during the development
       stage                                           (115,659)        (59,316)
                                                   -------------   -------------

        Total Stockholders' Equity                 $    (23,059)   $      3,184
                                                   -------------   -------------
                                                   $    138,941    $      3,409
                                                   =============   =============


   The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                             For the                       For the           For the Period
                                       Three Months Ended             Nine Months Ended       of Inception
                                          September 30                   September 30         Jan. 1, 2007
                                      ---------------------         ---------------------     to Sep. 30,
                                       2009           2008           2009           2008          2009
                                      ------         ------         ------         ------    --------------

Revenue                            $       -      $       -      $       -      $       -       $       -

Cost of Sales                              -              -              -              -               -
                                   ----------     ----------     ----------     ----------      ----------

Operating Income                           -              -              -              -               -
                                   ----------     ----------     ----------     ----------      ----------
General and Administrative
Expenses:
 Mining Leases                             -          4,500              -          6,650          15,650
 Consulting                            9,538         10,653         12,209         10,653          45,811
 Professional Fees                    18,415            625         36,018          3,300          42,493
 Licenses & Permits                        -              -              -             75             750
 Project Related Costs                 3,004              -          3,004              -           3,004
 Transfer Fees                         1,754              -          1,754              -           1,754
 Other Administrative
   Expenses                            3,345           (248)         3,358            984           6,197
                                   ----------     ----------     ----------     ----------      ----------
  Total General and
   Administrative Expenses            36,056         15,530         56,343         21,662         115,659
                                   ----------     ----------     ----------     ----------      ----------
Net Loss                           $ (36,056)     $ (15,530)     $ (56,343)     $ (21,662)      $(115,659)
                                   ==========     ==========     ==========     ==========      ==========
Loss Per Common Share:
 Basic and Diluted                 $  (0.002)     $  (0.001)     $  (0.004)     $  (0.002)
                                   ==========     ==========     ==========     ==========
Weighted Average Shares
   Outstanding, Basic and
   Diluted:                       20,643,587     10,875,000     14,166,978     10,875,000
                                  ==========     ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                              For the                       For the           For the Period
                                                        Three Months Ended             Nine Months Ended       of Inception
                                                           September 30                   September 30         Jan. 1, 2007
                                                       ---------------------         ---------------------     to Sep. 30,
                                                        2009           2008           2009           2008          2009
                                                       ------         ------         ------         ------    --------------

 Cash flows from operating activities:
   Net loss                                        $  (36,056)    $  (15,530)    $  (56,343)     $  (21,662)    $ (115,659)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
     Non cash issue of stock for investment             5,000              -          5,000               -          5,000
   Change in operating assets and
    liabilities:
     Accounts payable, accrued liabilities                  -              -           (225)            125              -
                                                   -----------    -----------    -----------     -----------    -----------
     Net cash (used by) operating activities          (31,056)       (15,530)       (51,568)        (21,537)      (110,659)
                                                   -----------    -----------    -----------     -----------    -----------
Cash flows from investing activities                        -              -              -               -              -
     Investment in Subsidiary                          (5,000)             -         (5,000)              -         (5,000)
                                                   -----------    -----------    -----------     -----------    -----------
     Net cash (used by) investing activities           (5,000)             -         (5,000)              -              -
                                                   -----------    -----------    -----------     -----------    -----------
 Cash flows from financing activities:
   Common stock issued for cash                             -              -                              -         57,500
   Contributed Capital                                    100              -            100               -          5,100
   Subscriptions Received                             162,000              -        162,000               -        162,000
   Warrants issued for cash                                                -         25,000               -         25,000
                                                   -----------    -----------    -----------     -----------    -----------
     Net cash provided by financing activities        162,100              -        187,100               -        249,600
                                                   -----------    -----------    -----------     -----------    -----------
 Net increase (decrease) in cash                      126,044        (15,530)       130,532         (21,537)       138,941

 Cash, beginning of the period                          7,897         15,530          3,409          21,537              -
                                                   -----------    -----------    -----------     -----------    -----------
 Cash, end of the period                           $  133,941     $        -     $  133,941      $        -     $  138,941
                                                   ===========    ===========    ===========     ===========    ===========
 Supplemental cash flow disclosure:
   Interest paid                                   $        -     $        -     $        -      $        -     $        -
                                                   ===========    ===========    ===========     ===========    ===========
   Taxes paid                                      $        -     $        -     $        -      $        -     $        -
                                                   ===========    ===========    ===========     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                                                                   Deficit
                                                        Common Stock                              Accumulated       Total
                                             -------------------------------        Additional    during the     Shareholders'
                                             Number of                               Paid-In      Development       Equity
                                              Shares                 Amount          Capital         Stage         (Deficit)
                                             ---------             ---------        ----------    -----------   -------------


Inception, January 1, 2006                          -            $        -        $        -     $        -     $        -
Common stock issued for cash,
 Jan. 10, 2007 @ $0.01 per share            4,500,000                 4,500            10,500                        15,000
Common stock issued for cash,
 May, 2007 @ $0.02 per share                3,975,000                 3,975            22,525                        26,500
Common stock issued for cash,
 June, 2007 @ $0.02 per share               2,400,000                 2,400            13,600                        16,000
Net loss for the year ended
  December 31, 2007                                                                                  (36,063)       (36,063)
                                           -----------           -----------       -----------    -----------    -----------
Balances, December 31, 2007                10,875,000            $   10,875        $   46,625     $  (36,063)    $   21,437
Capital contributed Nov. 26, 2008                                                       5,000                         5,000
Net loss for the year ended
  December 31, 2008                                                                                  (23,253)       (23,253)
                                           -----------           -----------       -----------    -----------    -----------
Balances, December 31, 2008                10,875,000            $   10,875        $   51,625     $  (59,316)    $    3,184
Capital contributed August 1, 2009                                                        100                           100
Stock Issued for purchase of
 subsidiary Aug 3, 2009 @
 $0.0033/share                             15,495,000                15,495           (10,495)                        5,000

Sale of  warrant @ $25,000 Aug.3, 2009                                                 25,000                        25,000
Net loss for the nine months ended
  September 30, 2009                                                                                 (56,343)       (56,343)
                                           -----------           -----------       -----------    -----------    -----------
Balances, September 30, 2009               26,370,000            $   26,370        $   66,230     $ (115,659)    $  (23,059)
                                           ===========           ===========       ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2009
                                   (Unaudited)

1.    Basis of Presentation and Nature of Operations

   The accompanying interim unaudited consolidated financial statements have been prepared by Digital Development Partners Inc. "the Company", without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include our accounts and those of our subsidiary, 4gDeals Inc. All inter-company balances have been eliminated in consolidation.

   These interim unaudited consolidated financial statements as of and for the nine months ended September 30, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

   These interim unaudited consolidated interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 2008 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

   Organization
   ------------

   The Company was incorporated as Cyprium Resources, Inc. under the laws of the State of Nevada December 22, 2006. The Company was originally formed for mineral exploration in the United States. On May 19, 2009 the name of the Company was changed to Digital Development Partners, Inc.

   Current Business
   ----------------

   On January 15, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The lease was maintained current through September 30, 2008, however mining activities were limited. The lease was terminated by mutual agreement in November 2008.

   On August 3, 2009 the Company acquired all of the outstanding stock of 4gDeals Inc., a private Nevada corporation, through the issue of 15,495,000 shares of the Company's common stock. 4gDeals Inc. is a development stage company soliciting merchants for contracts for the use of its web based system for issuing coupons to customers on-line.

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2009
                                   (Unaudited)

   Change in Officers and Directors
   --------------------------------

   The following assumed the offices of President, Chief Financial Officer, Secretary and Director in turn, on the dates indicated:

                        Stephen H. Cleven             September 9, 2008
                        Robert Shea                   September 24, 2008
                        Jeffrey A. Collins            January 15, 2009
                        Isaac Roberts                 August 3, 2009

     On January 15, 2009 Jeffrey A. Collins purchased 4,500,000 shares of the Company's common stock (after conversion to 3-for-1 split shares), from Consultants' Risk Managers, Inc., a corporation controlled by Mr. Shea. The shares represented approximately 42% of the outstanding shares of common stock. Mr. Collins then became the sole officer and director of the Company. On August 3, 2009 Mr. Collins sold his shares to Isaac Roberts for a nominal price, and Isaac Roberts assumed the offices held by Mr. Collins. In August 2009 Mr. Collins also purchased, for $25,000, a warrant which allows Mr. Collins to acquire 2,000,000 shares of the Company's common stock at a price of $1.00 per share at any time prior to June 1, 2014.

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

   Fair Value of Financial Instruments
   -----------------------------------

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of September 30, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2009
                                   (Unaudited)

   payables is not determinable.

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

   Development-Stage Company
   -------------------------

   The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $115,659. The

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2009
                                   (Unaudited)

   Company's working capital has been generated through the sales of common stock and warrants. Management has provided financial data since January 1, 2007, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

   As of September 30, 2009 the Company has a potentially dilutive security in the outstanding warrant for the purchase of 2,000,000 shares of common stock. Since the Company is in a loss position the warrant is anti-dilutive and not considered in the calculation.

   The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30,

                                                          2009           2008
                                                          ----           ----
      Numerator:
      ---------

      Basic and diluted net loss per share:
            Net Loss                                 $  (56,343)     $  (21,662)

      Denominator
      -----------

      Basic and diluted weighted average
        number of shares outstanding                 14,166,978      10,875,000


      Basic and Diluted Net Loss Per Share          $    (0.004)    $    (0.002)
      -------------------------------------

3.    Capital Stock/Related Party Transaction

   On May 19, 2009 the Company's sole director:

     o in accordance with Section 78.207 of the Nevada Revised Statutes, approved a resolution approving a 3-for-1 forward stock split and

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2009
                                   (Unaudited)

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

   4gDeals is a developing a software-based system which will allow restaurants, merchants and service providers to send text messages to customer advising the customer of discounts or other promotional offers.

   4gDeals, which is now a wholly owned subsidiary of the Company, is in the development stage and has not generated any revenue.

5. Stock Split

   Financial statements for prior periods have been adjusted to reflect the 3-for-1 stock split which became effective on June 29, 2009.

                       Digital Development Partners, Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2009
                                   (Unaudited)


6. Subsequent Event

   Between September 30 and November 4, 2009, the Company sold 216,000 Units to private investors at a price of $0.75 per Unit. Each Unit consisted of one share of the Company's common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.00 per share. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.25 per share. The Series A and B Warrants expire on September 30, 2014.

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

     The Company, through its subsidiary 4gDeals, is developing a software-based system which will allow restaurants, merchants and service providers to send electronic coupons ("e-coupons") to mobile communication devices and personal computers of customers advising the customer of discounts or other promotional offers. The e-coupon will normally contain a promotion code which, when provided to the establishment, will enable the customer to obtain the discount or promotional offer. Establishments using this system will be able to notify customers rapidly of discount offers and will avoid the time and cost of publishing discount offers in newspapers or other traditional forms of media.

      For example:

     o a restaurant, sensing a slower than normal Thursday, could use the Company's system to quickly send an e-coupon which could be redeemed that evening only for discounted dinners;

     o a hardware store, could, when learning of a forecasted snow storm, send out e-coupon for discounts on snow shovels and ice scrapers; or

     o a movie theater, after seeing a star in a newly released motion picture being interviewed on a morning news program, could send e-coupons offering discounts on an evening showing.

      The estimated cost of completing the development and bringing the Company's system on-line is approximately $765,000. During that time period, the Company estimates that it will require approximately $240,000 for marketing and administrative costs.

      The Company estimates that approximately 1,000 merchants and 30,000 customers will be needed before the Company will be profitable.

      Depending on the availability of capital, the Company expects that the first version of its system will be completed by March 1, 2010.

      Between September 30 and November 4, 2009 the Company sold 216,000 Units to private investors at a price of $0.75 per Unit. Each Unit consisted of one share of the Company's common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.00 per share. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.25 per share. The Series A and B Warrants expire on September 30, 2014.

      The Company is in the development stage and has not generated any revenue. The Company needs additional capital to complete the development of its system and to fund its operating losses. The Company will attempt to raise capital through the private sale of its common stock or other securities.

      See Note 2 to the financial statements included as part of this report for a description of the Company's accounting policies and recent accounting pronouncements.

Item 4T.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2009, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     On August 3, 2009, Jeffrey Collins, sold 4,500,000 shares of the Company's common stock to Isaac Roberts for nominal consideration.

     On August 3, 2009, in connection with the Company's acquisition of 4gDeals, the Company issued:

     o 11,795,925 shares of its common stock to Isaac Roberts for 81,500 shares of the common stock of 4gDeals;

     o 3,499,125 shares of its common stock to Ravikumar Nandagopalan for 17,500 shares of the common stock of 4gDeals;

     o 199,950 shares of its common stock to Christopher Killen for 1,000 shares of the common stock of 4gDeals.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sales above. The persons who acquired the shares were sophisticated investors and were provided full information regarding the Company. There was no general solicitation in connection with the offer or sale of the shares. The persons who acquired the shares acquired them for their own accounts. The certificates representing shares of common stock and will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

Item 5.  Other Information

      As explained in Part I, Item 2 of this report, on August 3, 2009 the Company acquired 4gDeals in exchange for 15,495,000 shares of its common stock. As a result of the acquisition of 4gDeals, the Company is no longer a shell corporation.


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



                                      DIGITAL DEVELOPMENT PARTNERS, INC.


November 10, 2009                     By: /s/ Isaac Roberts
                                          -------------------------------------
                                          Isaac Roberts, President and Principal
                                          Executive, Financial and Accounting
                                          Officer