Form 10-K/A
period 2008-12-31
Digital Development Partners, Inc.
filed 2010-01-29
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008
    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
               -------------- -----------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                     98-0521119
 --------------------------------       ------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

    58 1/2 North Lexington Ave.
      Asheville, North Carolina                                    28801
   --------------------------------------                         --------
   (Address of Principal Executive Office)                        Zip Code

Registrant's telephone number, including Area Code: (828) 225-8124 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

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

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act):          [  ] Yes            [x] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2008 was -0-.

As of December 31, 2009, the Company had 26,902,000 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

ITEM 1.  BUSINESS
         --------

      The Company was incorporated in Nevada December 2006. During the period from its incorporation through December 31, 2008 the Company did not generate any revenue and incurred $6,650 in exploration expenses and $16,603 in operating and general administration expenses.

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

      In connection with the acquisition:

     o    Jeffrey Collins resigned as the Company's sole officer and director;
     o    Isaac Roberts was appointed the Company's President and as a director;
     o Ravikumar Nandagopalan was appointed the Company's Secretary and Treasurer and as a director;
     o Jeffrey Collins sold 4,500,000 shares of the Company's common stock to Isaac Roberts for a nominal price; and
     o the Company issued Mr. Collins a warrant which allows Mr. Collins to acquire up to 2,000,000 shares of the Company's common stock at a price of $1.00 per share at any time prior to June 1, 2014. Mr. Collins has since transferred these warrants to persons not affiliated with the Company.

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

      As a result of the acquisition of 4gDeals, Inc. the Company is no longer a shell corporation.

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

      In December 2009 the Company entered into an option to acquire TopFloor Studio Ltd. As consideration for the option, the Company issued 100,000 shares of its common stock to the sole shareholder of TopFloor Studio. TopFloor Studio is involved with the design and development of a social media website.

      The Company is in the development stage and has not generated any revenue. The Company needs additional capital to complete the development of its system and to fund its operating losses. The Company will attempt to raise capital through the private sale of its common stock or other securities.

General
-------

      As of December 31, 2009 the Company had four full time employees.

      The Company's website address is:  www.digitaldevelopmentpartners.com

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
      The Company is not involved in any legal proceedings and the Company does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

      Not Applicable.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
        -------------------------------------------------------------------
        OTHER SHAREHOLDER MATTERS.
        --------------------------

      Between November 7, 2007 and June 29, 2009 the Company's common stock was quoted on the OTC Bulletin Board under the symbol "CYIM". On June 29, 2009, and in connection with the Company's name change, the Company's trading symbol was changed to "DGDM". During the year ended December 31, 2008 the Company's common stock did not trade.

      Trades of The Company's common stock, should a market ever develop, will be subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for The Company's common stock.

      As of December 31, 2009 the Company had 26,902,000 outstanding shares of common stock and 40 shareholders.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

      During the year ended December 31, 2008 the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. None of the Company's officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

      Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
         -----------------------------------------------------------------------
         OPERATION
         ---------

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

      See Item 1 of this report for information concerning the Company's plan of operation.

      See Note 2 to the financial statements included as part of this report for a description of the Company's accounting policies and recent accounting pronouncements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS
         --------------------

      See the financial statements attached to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
         ---------------------------------------------

      Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES
          -----------------------

      The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2009, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive officer and principal financial officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

      There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report on internal control in this report.

ITEM 9B.   OTHER INFORMATION
           -----------------

      Not applicable.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS
           -------------------------------------------------------------

    Name                   Age  Position
    ----                   ---  --------

    Issac Roberts           28  President, Principal Financial Officer,
                                 Principal Accounting Officer and a Director.

    Ravikumar Nandagopalan  44  Secretary, Treasurer and a Director.

    James R. McMahon        42  Director and Chief Operating Officer of the
                                 Company's wholly owned subsidiary, Yu Deal Inc. (formerly named 4gDeals, Inc.).

      The directors of the Company serve in such capacity until the annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The officers of the Company serve at the discretion of the Company's directors.

      The principal occupation of the Company's officers and directors during the past several years is as follows:

      Isaac Roberts became an officer and director of the Company on August 3, 2009. Mr. Roberts has been an officer and director of 4gDeals since 2007. Since February 2008 Mr. Roberts has also been a field service technician with Ashland/Hercules Chemical Co. In this capacity, Mr. Roberts performs various tests and other procedures which are designed to maximize the efficiency of a paper mill serviced by Ashland/Hercules in Canton, North Carolina. Between November 2004 and July 2006 Mr. Roberts was a field service technician with Systems Integration and Management. In this capacity Mr. Roberts maintained and repaired security equipment used by the U.S. Department of Agriculture in Washington D.C. Between September 2000 and April 2004 Mr. Roberts was enlisted in the United States Navy. In September 2008 Mr. Roberts founded, and since that date has been the Chief Executive Officer of a development stage, service based, biotechnology firm which provides consulting services to the pulp and paper industry.

      Ravikumar Nandagopalan has been an officer and director of the Company since August 3, 2009. Mr. Nandagopalan has been an officer and director of 4gDeals since March 2008. Mr. Nandagopalan has been involved with computer software design and development since 1999. Mr. Nandagopalan's assignments in this field for the past five years were: Cisco Systems (since August 2007), Geico (February - July 2007), Federal Home Loan and Mortgage Co. (January 2006 - February 2007), National Association of Security Dealers, Inc. (May 2005 - November 2005) and CitiFinancial (April 2004 - May 2005).

      Mr. McMahon was appointed a director of the Company on December 18, 2009. In September 2009 Mr. McMahon became the Chief Operating Officer of the Company's wholly owned subsidiary, Yu Deal Inc. (formerly 4gDeals, Inc.), where he has been managing the development of the Company's electronic coupon distribution system. Between January 2009 and November 2009, Mr. McMahon worked as an independent consultant to various interactive media companies providing advice on project management and technology development. Between October 2007 and December 2008 Mr. McMahon was the Chief Operating Officer of the Scully Group in Asheville, North Carolina. At the Scully Group, Mr. McMahon guided company strategy, project management, technology development, human resources and finance. Between March 2006 and October 2007 Mr. McMahon developed Wisdomology.com, a social networking website. Between February 1996 and March 2006 Mr. McMahon held various positions in the information technology division of the Coca-Cola Company, including as a director of that division (2005 to 2006). From 1990 to 1993, Mr. McMahon did graduate research in atmospheric chemistry at MIT under the guidance of the 1995 Nobel Laureate in Chemistry Mario Molina. Mr. McMahon received a Bachelor of Arts degree in Physics from Harvard University in 1989.

      The Company does not have a compensation or an audit committee. The Company does not have a financial expert.

      None of the Company's directors are independent as that term is defined in section 803 of listing standards of the NYSE Alternext US. The Company does not compensate any person for acting as a director.

      The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it requires a Code of Ethics since its only has one officer.

Changes in Management
---------------------

     The following shows the changes in the Company's management since its inception:

                              Appointed (A)
                                  to or
                              Resigned (R)     Positions Appointed to
Date          Name            from Position    or Resigned From
----          ----            -------------    ----------------------

12/22/06     John Sutherland        A          President, Principal Financial
                                               Officer, Secretary and Director.

9/9/08       John Sutherland        R          President, Principal Financial
                                               Officer and Secretary.

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

9/24/08      Stephen Clevett        R          President, Principal Financial
                                               Officer, Secretary and a
                                               Director.

9/24/08      Robert Shea            A          President, Principal Financial
                                               Officer, Secretary and a
                                               Director.

1/16/09      Robert Shea            R          President, Principal Financial
                                               Officer, Secretary and Director

1/16/09      Jeffrey Collins        A          President, Principal Financial
                                               Officer, Secretary and Director

8/3/09       Jeffrey Collins        R          President, Principal Financial
                                               Officer, Secretary and Director

8/3/09       Isaac Roberts          A          President, Principal Financial
                                               Officer, Principal Accounting
                                               Officer and a Director

8/3/09       Ravikumar Nandagopalan A          Secretary, Treasurer and a
                                               Director

12/18/09     James R. McMahon       A          Director

Compensation Committee Interlocks and Insider Participation.
------------------------------------------------------------

      The Company's director acts as its compensation committee. During the year ended December 31, 2008, none of the Company's officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company's compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

      The following table shows the compensation paid or accrued during the year ended December 31, 2008 to the executive officers of the Company. No officer of the Company has ever received compensation in excess of $100,000 per year.

      Jeffrey Collins became an officer of the Company in January 2009 and resigned in August 2009.

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
Officer
(12-06 to 9-08)

(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the table, the value of the Company's shares issued as compensation for services to the persons listed in the table.
(4) The value of all stock options granted during the periods covered by the table.
(5) All other compensation received that the Company could not properly report in any other column of the table.

      See Item 10 of this report regarding changes in the Company's management.

      The Company does not have employment agreements with any of its officers.

      The following shows the amounts that the Company expects to pay to its officer during the twelve-month period ending December 31, 2010, and the time its officer plans to devote to the Company's business. The Company does not have employment agreements with any person.

                                         Proposed      Time to be Devoted to
      Name                             Compensation     Company's Business
      ----                             ------------    ---------------------

      Isaac Roberts                      $ 60,000             100%
      Ravikumar Nandagopalan             $ 20,000              25%
      James R. McMahon

      Long-Term Incentive Plans. The Company does not have any pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

      Compensation of Directors. The Company's directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2008.

Stock Option and Bonus Plans
----------------------------

      The Company has not adopted any stock option or stock bonus plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDERS MATTERS
          ----------------------------

      The following table lists, as of December 31, 2009, those persons owning beneficially 5% or more of the Company's common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                   Number of Shares        Percent of Class
----------------                   ----------------        ----------------

Issac Roberts                          16,295,925                   60.6%
58 1/2 North Lexington Ave.
Asheville, North Carolina 28801

Ravikumar Nandagopalan                  3,499,125                   13.0%
58 1/2 North Lexington Ave.
Asheville, North Carolina 28801

James R. McMahon                               --                     --
58 1/2 North Lexington Ave.
Asheville, North Carolina 28801

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

      On January 10, 2007 the Company sold 1,500,000 shares of its common stock to John Sutherland, then the Company's only officer and director, for $15,000, or $0.01 per share. These 1,500,000 shares were then transferred to Consultants & Risk Management, Inc. a corporation controlled by Robert Shea.

      On January 15, 2009 Robert Shea resigned as an officer and director of the Company. Prior to his resignation Mr. Collins was appointed the Company's President, Chief Financial Officer, Secretary and a director.

      On January 15, 2009 Jeffrey A. Collins purchased 1,500,000 shares of the Company's common stock from Consultants & Risk Management, Inc.

      As a result of the June 2009 forward stock split the 1,500,000 shares owned by Mr. Collins were converted to 4,500,000 shares.

      On August 3, 2009 the Company acquired all of the outstanding shares of 4gDeals, Inc. for 15,495,000 shares of the Company's common stock. In connection with the acquisition:

     o Isaac Roberts received 11,795,000 shares in exchange for his shares of 4gDeals, Inc.;
     o Ravikumar Nandagopalan received 3,499,125 shares in exchange for his shares of 4gDeals;
     o    Jeffrey Collins resigned as the Company's sole officer and director;
     o    Isaac Roberts was appointed the Company's President and as a director;
     o Ravikumar Nandagopalan was appointed the Company's Secretary and Treasurer and as a director; and
     o Jeffrey Collins sold 4,500,000 shares of the Company's common stock to Isaac Roberts for a nominal price;

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

      John Kinross-Kennedy audited the Company's financial statements for the years ended December 31, 2008 and 2007. The following table shows the aggregate fees billed to the Company during the years ended December 31, 2008 and 2007 by Mr. Kinross-Kennedy.

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

     Audit fees represent amounts billed for professional services rendered for the audit of The Company's annual financial statements and the review of the Company's interim financial statements. Before Mr. Kinross-Kennedy was engaged by the Company to render these services, the engagement was approved by the Company's Directors.

ITEM 15.  EXHIBITS
          --------

Exhibit
Number   Exhibit Name
-------  ------------

3.1      Articles of Incorporation                                        *
3.2      Bylaws                                                           *
10.1     Mining Lease                                                     *
31       Rule 13a-14(a) Certifications
32       Section 1350 Certifications

* Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (File # 333-145951).

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  the Board of Directors and Shareholders
Cyprium Resources Inc.

I have audited the accompanying balance sheet of Cyprium Resources Inc. as of December 31, 2008 and 2007, and the related statements of operations, and of cash flows for the years ended 2008 and 2007 and the period of inception (December 22, 2006) to December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Cyprium Resources Inc. as of December 31, 2008 and 2007 and the results of its operations, and its cash flows for the years ended December 31, 2008 and 2007 and the period of inception (December 22, 2006) to December 31, 2008 in conformity with United States generally accepted accounting principles.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a deficit accumulated in the development stage of $59,316 as of December 31, 2008. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

April 8, 2009

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                         for the year ended December 31,

                                                         2008          2007
                                                      ----------    ----------

     ASSETS
        Current Assets
          Cash                                        $   3,409     $  21,537
                                                      ----------    ----------

          Total Current Assets                            3,409        21,537
                                                      ----------    ----------

              Total Assets                            $   3,409     $  21,537
                                                      ==========    ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities
         Accounts Payable                                   225     $     100
                                                      ----------    ----------

                                                      $     225     $     100
                                                      ----------    ----------
        Non Current Assets
          Loans from Officer                          $       -     $       -
                                                      ----------    ----------

             Total Non Current Assets                 $       -     $       -
                                                      ----------    ----------

              Total Liabilities                       $     225     $     100
                                                      ----------    ----------

     Shareholders' Equity
      Common Stock, $0.001 par value;
      authorized 75,000,000 shares; issued
      and outstanding
       3,625,000 shares as at December 31, 2007;
       3,625,000 shares as at December 31, 2008       $   3,625     $   3,625
      Additional Paid-In Capital                         58,875        53,875
      Deficit accumulated during the development
       stage                                            (59,316)      (36,063)
                                                      ----------    ----------

             Total Shareholders' Equity               $   3,184     $  21,437
                                                      ----------    ----------

             Total Liabilities and Shareholders'
             Equity                                   $   3,409     $  21,537
                                                      ==========    ==========


The accompanying notes are an integral part of these financial statements.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                             Statement of Operations

                                                 For the         For the Period
                                               December 31,       of Inception
                                                Year Ended        Dec. 22, 2006)
                                           --------------------    to Dec. 31,
                                            2008          2007        2008
                                           --------------------  ---------------

Revenue                                    $     -     $     -       $     -

Cost of Sales                                    -           -             -
                                           --------    --------      --------

Operating Income                                 -           -             -

General and Administrative Expenses:
   Mining Leases                             6,650       9,000        15,650
   Consulting                               11,119         425        33,602
   Professional Fees                         3,525      22,483         6,475
   Licenses & Permits                          325       2,950           750
   Other Administrative Expenses             1,634       1,205         2,839
                                           --------    --------      --------
      Total General and Administrative
        Expenses                            23,253      36,063        59,316
                                           --------    --------      --------

Net Loss                                  $(23,253)   $(36,063)     $(59,316)
                                          =========   =========     =========
Loss Per Common Share:
         Basic and Diluted                $ (0.006)   $ (0.013)
                                          =========   =========

Weighted Average Shares
   Outstanding, Basic and Diluted:        3,625,000   2,723,973
                                          =========   =========


The accompanying notes are an integral part of these financial statements.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows


                                          For the
                                         Year ended             For the Period
                                        December 31,            of Inception
                                     -------------------       (Dec. 22, 2006)
                                      2008         2007        to Dec. 31, 2008
                                      ----         ----        ----------------
Cash flows from operating
activities:
  Net loss                         $ (23,253)   $ (36,063)      $  (59,316)
                                   ---------    ---------       -----------
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
  Change in operating assets
   and liabilities:
    Increase in accounts payable
     and accrued liabilities             125          100               225
                                   ---------    ---------       -----------
    Net cash (used by) operating
     activities                      (23,128)     (35,963)          (59,091)
                                   ---------    ---------       -----------
 Cash flows from investing
  activities                               -            -                 -
                                   ---------    ---------       -----------
 Net cash (used by) investing
  activities                               -            -                 -
                                   ---------    ---------       -----------
 Cash flows from financing
 activities:
   Common stock issued for cash            -       57,500            57,500
   Contributed Capital                 5,000            -             5,000
   Due to related parties                  -            -                 -
                                   ---------    ---------       -----------
    Net cash (used) provided by
     financing activities              5,000       57,500             62,500
                                   ---------    ---------       -----------
 Net increase (decrease) in cash     (18,128)      21,537             3,409

 Cash, beginning of the period        21,537            -                 -
                                   ---------    ---------       -----------

 Cash, end of the period           $   3,409    $  21,537       $     3,409
                                   =========    =========       ===========

 Supplemental cash flow
  disclosure:

   Interest paid                   $       -    $      -        $         -
                                   =========    =========       ===========
   Taxes paid                      $       -    $      -        $         -
                                   =========    =========       ===========


The accompanying notes are an integral part of these financial statements.

                             CYPRIUM RESOURCES, INC.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity

                                        Common Stock                     Deficit
                                     -----------------                 Accumulated       Total
                                     Number               Additional   during the    Shareholders'
                                      of                   Paid-In     Development      Equity
                                     Shares      Amount    Capital        Stage        (Deficit)
                                     ------      -------  ----------   -----------   -------------

Inception, January 1, 2006                -     $     -    $      -     $      -        $     -
Common stock issued for cash,
 December 22, 2007 @ $0.01 per
 share                            1,500,000       1,500      13,500                      15,000
Common stock issued for cash,
 May, 2007 @ $0.02 per share      1,325,000       1,325      25,175                      26,500
Common stock issued for cash,
 June, 2007 @ $0.02 per share       800,000         800      15,200                      16,000
Net loss for the year ended
   December 31, 2007                                                     (36,063)       (36,063)
                                 -----------    --------   ---------    ---------      ---------

Balances, December 31, 2007       3,625,000     $ 3,625    $ 53,875     $(36,063)      $ 21,437
Capital contributed
 November 26, 2008                                            5,000                       5,000
Net loss for the year ended
  December 31, 2008                                                      (23,253)       (23,253)
                                 -----------    --------   ---------    ---------      ---------
Balances, December 31, 2008       3,625,000     $ 3,625    $ 58,875     $(59,316)      $  3,184
                                 ===========    ========   =========    =========      =========


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


                                                            2008         2007
                                                            ----         ----
      Numerator:
      ----------

      Basic and diluted net loss per share:

      Net Loss                                          $  (23,253)  $  (36,063)

      Denominator
      -----------

      Basic and diluted weighted average
        number of shares outstanding                     3,625,000    2,723,973

      Basic and Diluted Net Loss Per Share              $   (0.006)  $   (0.013)
      ------------------------------------

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

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of January 2010.

                                      DIGITAL DEVELOPMENT PARTNERS, INC.

                                     By   /s/ Isaac Roberts
                                          ------------------------------------
                                          Isaac Roberts, President and Principal
                                          Executive, Financial and Accounting
                                          Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Isaac Roberts
------------------------------
Isaac Roberts                       Director             January 22, 2010


/s/ Ravikumar Nandagopalan
------------------------------
Ravikumar Nandagopalan              Director             January 22, 2010


/s/ James R. McMahon
James R. McMahon                    Director             January 22, 2010

                       DIGITAL DEVELOPMENT PARTNERS, INC.

                              REPORT ON FORM 10-K/A


                                    EXHIBITS