Form 10-K
period 2009-12-31
Digital Development Partners, Inc.
filed 2010-03-30
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2009
    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
               -------------- -----------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                          98-0521119
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    17800 Castleton St., Suite 300
      City of Industry, California                                  91748
   ---------------------------------------                        ---------
   (Address of Principal Executive Office)                        Zip Code

Registrant's telephone number, including Area Code: (626) 581-0388 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [X]

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

Large accelerated filer  [ ]                    Accelerated filer          [ ]

Non-accelerated filer    [ ]                    Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):    [ ] Yes       [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2009 was -0-.

As of March 15, 2010, the Company had 85,970,665 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

ITEM 1.  BUSINESS

      The Company was incorporated in December 2006. During the period from its incorporation through March 15, 2010 the Company has not generated any revenue.

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

      Between November 2008 and March 2009 the Company did not conduct any business.

      On January 15, 2009 Jeffrey A. Collins purchased 1,500,000 shares of the Company's common stock from Consultants & Risk Management, Inc. At that time, the 1,500,000 shares purchased by Mr. Collins represented approximately 42% of the Company's common stock and Consultants & Risk Management, Inc. was controlled by the Company's sole officer and director, Richard Shea. Contemporaneous with the sale, Richard Shea resigned as an officer and director of the Company and Jeffrey Collins was appointed as the sole officer and director of the Company.

      On May 19, 2009 Jeffrey Collins, the Company's sole director:

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

      On August 3, 2009 the Company acquired all of the outstanding shares of 4gDeals, Inc. for 15,495,000 shares of the Company's common stock. At the time, Isaac Roberts was the President and a director of 4gDeals and Ravikumar Nandagopalan was the Secretary, Treasurer and a director of 4gDeals.

      In connection with the acquisition:

     o    Jeffrey Collins resigned as the Company's sole officer and director;

     o    Isaac Roberts was appointed the Company's President and a director;

     o Ravikumar Nandagopalan was appointed the Company's Secretary and Treasurer and a director;

     o Jeffrey Collins sold 4,500,000 shares (as adjusted for the June 2009 forward stock split) of the Company's common stock to Isaac Roberts for a nominal price; and

     o the Company issued Mr. Collins a warrant which allows Mr. Collins to acquire up to 2,000,000 shares of the Company's common stock at a price of $1.00 per share at any time prior to June 1, 2014. These warrants were subsequently assigned by Mr. Collins to unrelated third parties.

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

      In November 2009 the Company issued 100,000 shares of its common stock in consideration for an option to acquire TopFloor Studios LLC. TopFloor Studios is a privately held company engaged in website design.

      On December 18, 2009 James McMahon was appointed the Company's Chief Operating Officer and a director.

      On December 18, 2009 4gDeal's articles of incorporation were amended to change the name of 4gDeals to YuDeal, Inc.

      YuDeal is developing a software based network which will allow restaurants, merchants and service providers to send text messages to customers advising the customer of discounts or other promotional offers. Through YuDeal's network, the customer will be able to accept or counter the restaurant, merchant or service provider's offer until the restaurant, merchant or service provider agree on a new discount or promotional offer. The text message containing the agreed upon discount or promotional offer will contain a code that will allow the customer to obtain the discount or promotional offer. Establishments using this network will be able to notify customers rapidly of discounts and promotional offers and will avoid the time and cost of publishing the discount or promotional offer in newspapers, or other traditional forms of media including the internet.

      In February 2010 the Company determined that its existing capital structure would impair its ability to raise the capital required to further the development of YuDeal's network. Accordingly, the Company adopted a reorganization plan which:

     o involved the distribution of its shares in YuDeal to the Company's shareholders; and

     o the acquisition of new line of technology which has the prospect of being the core of a commercially viable business.

      Consistent with its reorganization plan, on February 18, 2010 the Company's directors approved an agreement between the Company and EFT Biotech Holdings, Inc. ("EFT"), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the "EFT-Phone" in exchange for 79,265,000 shares of the Company's common stock.

      Aside from its "EFT-Phone", EFT distributes 25 nutritional products, 18 personal care products, an environmentally friendly automotive product, an environmentally friendly house cleaner and a portable drinking container which contains a filter to remove impurities.

      EFT markets its products through a direct sales organization. Once a customer of EFT's makes a minimum purchase of $300 (plus $30 for shipping and handling fees), the customer becomes an "Affiliate". As of March 15, 2010, EFT had approximately 980,000 Affiliates, a majority of which are located in China and Hong Kong.

      EFT's common stock trades on the OTC Pink Sheets under the ticker symbol "EFTB."

      The EFT-Phone consists of a cell phone which uses the Microsoft Operating System. The phone will be manufactured by Noble Oriental Technology Co., Ltd. The EFT-Phone has an application that will allow EFT's affiliate base to access all of their back office sites including their Funds Management Account where the affiliate will be able to deposit, withdraw and transfer money to another EFT account or to another EFT Affiliate at no cost for the transfer. The EFT-Phone will have educational applications and PowerPoint presentation capability for recruiting and training new Affiliates anywhere in the world.

      The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to EFT's affiliates and others. Servicing includes the collection of service fees for all EFT-Phones worldwide, including monthly fees, usage fees, as well as call forwarding, call waiting, text messaging and video fees. The Company also acquired the rights to distribute all EFT-Phone accessories.

      In connection with the agreement between the Company and EFT:

     o    Isaac Roberts resigned as the Company's President and a director;

     o Ravikumar Nandagopalan resigned as the Company's Secretary, Treasurer and a director;

     o James McMahon resigned as the Company's Chief Operating Officer and a director; and

     o    Jack Jie Qin was appointed as the Company's sole director.


     As part of its reorganization plan, the Company:

     o assigned its option to purchase TopFloor Studios LLC to YuDeal in exchange for 2,580,066 shares of YuDeal's common stock, and

     o the following persons exchanged all of their shares of the Company's common stock for shares of YuDeal's common stock:

                       Shares of Company's     Shares of YuDeal's common stock
                     common stock exchanged    received in exchange for shares
                    for name shares of YuDeal   of the Company's common stock
                    -------------------------  -------------------------------

Isaac Roberts                16,295,925                     1,629,593
Ravikumar Nandagopalan        3,499,125                       349,913
Christopher Killen              199,950                        19,995
Ty Hallock                      100,000                        10,000

     Following the transactions described above, the Company owned 670,565 shares of YuDeal. These 670,565 shares will be distributed to the Company's shareholders, with the exception of EFT which will not participate in the distribution, on the basis of one share of YuDeal for every ten outstanding shares of the Company's common stock owned. YuDeal plans to sell shares of its capital stock to fund its operations. Accordingly, the 670,565 shares of YuDeal which will be distributed to the Company's shareholders are expected to represent less than 10% of YuDeal's outstanding shares.

     The Company plans to manufacture and begin the marketing of approximately 5,000 EFT-Phones by May 30, 2010. The Company estimates that each EFT-Phone will cost approximately $200 to manufacture.

     The Company is in the development stage and has not generated any revenue. The Company needs capital to implement its business plan. The Company will attempt to raise capital through the private sale of its common stock or other securities.

General
-------

      As of March 15, 2010 The Company did not have any full time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

      The Company is not involved in any legal proceedings and the Company does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

      Not Applicable.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
        -------------------------------------------------------------------
        OTHER SHAREHOLDER MATTERS.
        --------------------------

      Although the Company's common stock has been quoted on the OTC Bulletin Board under the symbol "CYIM" between November 7, 2007 and June 29, 2009, and under the symbol "DGDM" since June 29, 2009, as of March 15, 2010 there was no public trading market for the Company's common stock.

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

      As of March 15, 2010 the Company had 85,970,665 outstanding shares of common stock and 19 shareholders of record.

      As of March 15, 2010 the Company had 2,000,000 outstanding warrants and 216,000 Series A and Series B outstanding warrants.

      The 2,000,000 warrants allow the holders to purchase one share of the Company's common stock at a price of $1.00 per share at any time on or before June 1, 2014.

      Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.00 per share. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.25 per share. The Series A and B Warrants expire on September 30, 2014.

      As of March 15, 2010 6,705,665 shares of the Company's common stock were freely tradable. The remaining outstanding shares (79,265,000) are owned by EFT Biotech Holdings and may be sold pursuant to Rule 144 of the Securities and Exchange Commission at any time after August 18, 2010

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

      During the year ended December 31, 2009 the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. None of the Company's officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company was incorporated in December 2006. The Company is in the development stage and as of March 31, 2010 has never generated any revenue.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
         ---------------------------------------------

      Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

      Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2009. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to The Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

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

      The Company's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of The Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, The Company's management concluded that The Company's internal control over financial reporting was effective as of December 31, 2009.

      There was no change in The Company's internal control over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, The Company's internal control over financial reporting.

      Management's report was not subject to attestation by The Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit The Company to provide only management's report on internal control in this report.

ITEM 9B.  OTHER INFORMATION
          -----------------

      Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS
          -------------------------------------------------------------

    Name              Age    Position
    ----              ---    --------

    Jack Jie Qin      49     President, Secretary, Chief Financial Officer and
                               Director

      The directors of the Company serve in such capacity until the annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The officers of the Company serve at the discretion of the Company's directors.

      The principal occupation of the Company's officer and director during the past several years is as follows:

      Mr. Qin (age 49) has been EFT BioTech Holding, Inc. President, Chief Executive Officer and the Chairman of its Board of Directors since November 2007. Since 2002, Mr. Qin has been the President of EFT Inc. From July 1998 to December 2002, Mr. Qin was the President of eFastTeam International, Inc. located in Los Angeles, California. Between June 1992 and December 1997 Mr. Qin was the President of LA Import & Export Company, also located in Los Angeles, California. In May 1991, Mr. Qin earned an MBA degree from Emporia State University. In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute in Nanchang, China with a major in Mechanical Engineering.

      The compensation the Company plans to pay Mr. Qin, and the time he plans to devote to the Company's business, have not yet been determined.

      The Company does not have a compensation or an audit committee. The Company does not have a financial expert.

      None of the Company's directors are independent as that term is defined in section 803 of listing standards of the NYSE AMEX.

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

Changes in Management
---------------------

      The following shows the changes in the Company's management since its inception:

                              Appointed (A)
                                 to or
                              Resigned (R)     Positions Appointed to
   Date       Name            from Position    or Resigned From
   ----       ----            -------------    ----------------------

12/22/06     John Sutherland        A          President, Principal Financial
                                               Officer, Secretary and Director.

 9/09/08     John Sutherland        R          President, Principal Financial
                                               Officer and Secretary.

 9/09/08     Stephen Clevett        A          President, Principal Financial
                                               Officer, Secretary and a
                                               Director.

 9/12/08     John Sutherland        R          Director

 9/24/08     Stephen Clevett        R          President, Principal Financial
                                               Officer, Secretary and a
                                               Director.

 9/24/08     Robert Shea            A          President, Principal Financial
                                               Officer, Secretary and a
                                               Director.

 1/16/09     Robert Shea            R          President, Principal Financial
                                               Officer, Secretary and Director.

 1/16/09     Jeffrey Collins        A          President, Principal Financial
                                               Officer, Secretary and Director.

 8/03/09     Jeffrey Collins        R          President, Principal Financial
                                               Officer, Secretary and Director.

 8/03/09     Isaac Roberts          A          President and Director

 8/03/09     Ravikumar Nandagopalan A          Secretary, Treasurer and Director

12/18/09     James McMahon          A          Chief Operating Officer and
                                               Director

 2/18/10     Isaac Roberts          R          President and Director

 2/18/10     Ravikumar Nandagopalan R          Secretary, Treasurer and Director

 2/18/10     James McMahon          R          Chief Operating Officer and
                                               Director

 2/18/10     Jack Jie Qin           A          Officer and Director

Compensation Committee Interlocks and Insider Participation.
-----------------------------------------------------------

      The Company's director acts as its compensation committee. During the year ended December 31, 2009, the Company's sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company's compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows the compensation paid or accrued during the two years ended December 31, 2009 to the executive officers of the Company. No officer of the Company has ever received compensation in excess of $100,000 per year.

                                                               All
                                                              Other
                                                              Annual
                                             Stock   Option   Compen-
Name and Principal  Fiscal  Salary   Bonus   Awards  Awards   sation
   Position          Year    (1)      (2)     (3)     (4)       (5)      Total
------------------  ------  ------   -----   ------  ------   -------    -----

Robert Shea           2009      -       -         -       -         -        -
Chief Executive       2008      -       -         -       -         -        -
Officer (9-08 to
1-09)

Jeffrey Collins       2009      -       -         -        -        -        -
Chief Executive
Officer
(1-09 to 8-09)

Isaac Roberts         2009 $24,000      -         -         -      -    $24,000
Chief Executive
Officer
(8-09 to 2-10)

Ravikumar Nandago-    2009      -       -         -         -      -         -
Palan, Secretary
and Treasurer (8-09
to 2-10)

James McMahon         2009      -       -         -         -      -         -
Chief Operating
Officer
(12-09 to 2-10)

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

     The compensation the Company plans to pay Mr. Qin, and the time he plans to devote to the Company's business, have not yet been determined.

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

     Compensation of Directors. The Company's directors did not receive any compensation for their services as director during the fiscal year ended December 31, 2009.

Stock Option and Bonus Plans
----------------------------

     The Company has not adopted any stock option or stock bonus plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
          RELATED STOCKHOLDERS MATTERS
          ----------------------------

     The following table lists, as of March 15, 2010, those persons owning beneficially 5% or more of the Company's common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                   Number of Shares        Percent of Class
----------------                   ----------------        ----------------

EFT Biotech Holdings, Inc.             79,265,000                 92%
17800 Castleton St., Suite 300
City of Industry, California  91748

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

      See Item 1 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     John Kinross-Kennedy audited the Company's financial statements for the years ended December 31, 2009 and 2008. The following table shows the aggregate fees billed to the Company during the years ended December 31, 2009 and 2008 by Mr. Kinross-Kennedy.

                                              2009               2008
                                              ----               ----

      Audit Fees                            $3,000             $2,000
      Audit-Related Fees                    $  900             $  900
      Financial Information Systems             --                 --
      Design and Implementation Fees            --                 --
      Tax Fees                                  --                 --
      All Other Fees                            --                 --

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  the Board of Directors and Shareholders
The Company Development Partners Inc.

I have audited the accompanying balance sheet of Digital Development Partners Inc. as of December 31, 2009 and 2008, and the related statements of operations, and of cash flows for the years ended 2009 and 2008 and the period from inception (December 22, 2006) to December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Development Partners Inc. as of December 31, 2009 and 2008 and the results of its operations, and its cash flows for the years ended December 31, 2009 and 2008 and the period from inception (December 22, 2006) to December 31, 2009 in conformity with United States generally accepted accounting principles.

The Company's financial statements are prepared using accounting principles generally accepted in the placecountry-regionUnited States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company has a deficit accumulated in the development stage of $228,039 as at December 31, 2009. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. However, management cPersonNameannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
CityplaceIrvine, StateCalifornia

February 24, 2010

                       DIGITAL DEVELOPMENT PARTNERS INC..
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               as at December 31,

                                                         2009          2008
                                                     ------------  ------------

ASSETS
    Current Assets
       Cash                                          $    21,561   $     3,409

       Stock Option                                      100,000             -
                                                     ------------  ------------
                                                         121,561         3,409
    Other Assets
       Goodwill                                            5,000             -
                                                     ------------  ------------
                                                     $   126,561   $     3,409
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Accounts Payable                              $   100,000   $         -
       Note Payable                                            -           225
                                                     ------------  ------------
                                                         100,000           225
                                                     ------------  ------------
    Stockholders' Equity
      Common Stock, $0.001 par value; authorized
       225,000,000 shares; issued and outstanding
       10,875,000 shares as at December 31, 2008,
       26,586,000 shares as at December 31, 2009          26,586        10,875
      Additional Paid-In Capital                         228,014        51,625
      Deficit accumulated during the development
       stage                                            (228,039)      (59,316)
                                                     ------------  ------------
          Total Stockholders' Equity                      26,561         3,184
                                                     ------------  ------------
                                                     $   126,561   $     3,409
                                                     ============  ============

The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                For the           For the Period
                                              Year Ended          of Inception
                                             December 31,         Jan. 1, 2007
                                        ----------------------     to Dec. 31,
                                           2009        2008            2009
                                        ----------  ----------    -------------

      Revenue                           $       -   $       -       $       -

      Cost of Sales                             -           -               -
                                        ----------  ----------      ----------
      Operating Income                          -           -               -
                                        ----------  ----------      ----------
      General and Administrative
      Expenses:
         Mining Leases                          -       6,650          15,650
         Consulting                        89,129      11,119         119,731
         Professional Fees                 61,175       3,525          67,651
         Licenses & Permits                     -         325             750
         Project Related Costs              3,004           -           3,004
         Transfer Fees                      2,623           -           2,623
         Other Administrative Expenses     12,792       1,634          18,630
                                        ----------  ----------      ----------
           Total General and
             Administrative Expenses      168,723      23,253         228,039
                                        ----------  ----------      ----------
      Net Loss                          $(168,723)  $ (23,253)      $(228,039)
                                        ==========  ==========      ==========
      Loss Per Common Share:
         Basic and Diluted              $  (0.010)  $  (0.002)
                                        ==========  ==========
      Weighted Average Shares
         Outstanding, Basic and
         Diluted:                       17,341,411  10,875,000
                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                For the           For the Period
                                               Year Ended          of Inception
                                              December 31,         Jan. 1, 2007
                                       --------------------------   to Dec. 31,
                                           2009         2008           2009
                                       ------------  ------------  ------------

Cash flows from operating activities:
 Net loss                              $  (168,723)  $   (23,253)  $  (228,039)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
   Non cash issue of stock for
   investment                                9,000                      14,000
 Change in operating assets and
  liabilities:
    Accounts payable, accrued
    liabilities                               (225)         125
                                       ------------  ------------  ------------
 Net cash (used by) operating
    activities                            (159,948)     (23,128)      (214,039)
                                       ------------  ------------  ------------
 Cash flows from investing activities
       Investment in stock option           (9,000)                     (9,000)
       Investment in Subsidiary             (5,000)                     (5,000)
                                       ------------  ------------  ------------
   Net cash (used by) investing
    activities                             (14,000)            -       (14,000)
                                       ------------  ------------  ------------
  Cash flows from financing activities:
     Common stock issued for cash          167,000                     219,500
     Contributed Capital                       100         5,000         5,100
     Subscriptions Received
     Warrants issued for cash               25,000                      25,000
                                       ------------  ------------  ------------
     Net cash provided by financing
         activities                        192,100         5,000       249,600
                                       ------------  ------------  ------------
  Net increase (decrease) in cash           18,152       (18,128)       21,561

  Cash, beginning of the period              3,409   $    21,537             -
                                       ------------  ------------  ------------
  Cash, end of the period              $    21,561   $     3,409   $    21,561
                                       ============  ============  ============

  Supplemental cash flow disclosure:

   Interest paid                       $         -   $        -    $         -
                                       ============  ===========   ============
     Taxes paid                        $         -   $        -    $         -
                                       ============  ===========   ============

The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                                       Deficit
                                        Common Stock                  Accumulated      Total
                                   ----------------------  Additional  during the   Shareholders'
                                   Number of                Paid-In   Development      Equity
                                     Shares      Amount     Capital      Stage       (Deficit)
                                   ----------  ----------  ---------  ------------  ------------

Inception, January 1, 2006                 -   $       -   $       -   $       -      $       -
Common stock issued for cash,
 Jan. 10, 2007 @ $0.01 per share   4,500,000       4,500      10,500                     15,000
Common stock issued for cash,
 May, 2007 @ $0.02 per share       3,975,000       3,975      22,525                     26,500
Common stock issued for cash,
 June, 2007 @ $0.02 per share      2,400,000       2,400      13,600                     16,000
Net loss for the year ended
 December 31, 2007                                                       (36,063)       (36,063)
                                 ------------  ----------  ----------  ----------     ----------
Balances, December 31, 2007       10,875,000   $  10,875   $  46,625   $ (36,063)     $  21,437
Capital contributed
 Nov. 26, 2008                                                 5,000                      5,000
Net loss for year ended
 Dec.31, 2008                                                            (23,253)       (23,253)
                                 ------------  ----------  ----------  ----------     ----------
Balances, December 31, 2008       10,875,000   $  10,875   $  51,625   $ (59,316)     $   3,184
Capital contributed
 August 1, 2009                                                  100                        100
Stock Issued for purchase
 of subsidiary Aug 3, 2009
 @ $0.0033/share                  15,495,000      15,495     (10,495)                     5,000

Sale of  warrant @ $25,000
 Aug.3, 2009                                                  25,000                     25,000
Common stock issued for cash
 Dec 31, 2009 @ $0.75 per share.     216,000         216     161,784                    162,000
Net loss for year ended
Dec.31, 2009                                                            (168,723)      (168,723)
                                 ------------  ----------  ----------  ----------     ----------
Balances, December 31, 2009      $26,586,000   $  26,586   $ 228,014   $(228,039)     $  26,561
                                 ============  ==========  ==========  ==========     ==========



The accompanying notes are an integral part of these financial statements.

                        Digital Development Partners Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009

1.    Basis of Presentation and Nature of Operations

The accompanying audited consolidated financial statements have been prepared by Digital Development Partners Inc. "the Company". The consolidated financial statements include our accounts and those of our subsidiary, YuDeal, Inc. All inter-company balances have been eliminated in consolidation.

These audited consolidated financial statements as of and for the year ended December 31, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

Organization
------------

The Company was incorporated as Cyprium Resources, Inc. under the laws of the State of Nevada December 22, 2006. The Company was originally formed for mineral exploration in the United States. On May 19, 2009 the name was changed to The Company Development Partners, Inc.

Current Business of the Corporation
-----------------------------------

On January 15, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The lease was maintained current through September 30, 2008, however mining activities were limited. The lease was terminated by mutual agreement in November 2008.

On August 3, 2009 the Company acquired all of the outstanding stock of 4gDeals Inc., a private Nevada corporation, through the issue of 15,495,000 shares of the Company's common stock. 4gDeals Inc. changed its name in 2009 to Yu Deal Inc. It is a development stage company soliciting merchants for contracts for the use of its web based system for issuing coupons to customers on-line.

On November 11, 2009 the Company purchased an option to buy all the membership interests in Top Floor Studio Inc., a private Pennsylvania limited liability corporation, through the issue of 100,000 shares of Company stock to the principal of Top Floor Studio. Top Floor Studio, a web design company, is working with YuDeal Inc. on web marketing of YuDeal's product.

Change in Officers and Directors
--------------------------------

The following assumed the offices of President, Chief Financial Officer, Secretary and Director in turn, on the dates indicated:

                        Digital Development Partners Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009


                     Stephen H. Cleven          September 9, 2008
                     Robert Shea                September 24, 2008
                     Jeffrey A. Collins         January 15, 2009
                     Isaac Roberts              August 3, 2009

On January 15, 2009 Jeffrey A. Collins purchased 4,500,000 shares of the Company's common stock (after conversion to 3-for-1 split shares), from Consultants' Risk Managers, Inc., a corporation controlled by Mr. Shea. The shares represented approximately 42% of the outstanding shares of common stock. Mr. Collins then became the sole officer and director of the Company. On August 3, 2009 Mr. Collins sold his shares to Isaac Roberts for a nominal price, and Isaac Roberts assumed the offices held by Mr. Collins. Mr. Collins was granted a warrant which allows the holder to acquire 2,000,000 shares of common stock of the Company at a price of $1.00 per share at any time prior to June 1, 2014. In the same transaction Mr. Collins tendered $25,000 to the Company in payment.

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

Fair Value of Financial Instruments
-----------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of
Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of December 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, stock option, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

                        Digital Development Partners Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009

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

Recent Accounting Pronouncements
--------------------------------

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company's financial position, results of operations or cash flows.

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

                        Digital Development Partners Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009

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

Development-Stage Company
-------------------------

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $228,039. The Company's working capital has been generated through the sales of common stock and warrants. Management has provided financial data since January 1, 2007, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

As of December 31, 2009 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,432,000 shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2009 and 2008:

                        Digital Development Partners Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009

                                                         2009            2008
                                                         ----            ----
      Numerator:
      ---------

        Basic and diluted net loss per share:
            Net Loss                                 $ (168,723)    $   (23,253)

      Denominator
      -----------

        Basic and diluted weighted average
           number of shares outstanding              17,341,411      10,875,000

      Basic and Diluted Net Loss Per Share           $   (0.010)     $   (0.002)
      ------------------------------------


3.    Stock Option

On November 11, 2009 the Company entered into an Agreement with the principal of Top Floor Studio, L.L.C. to purchase an option to buy 100% of the membership interests in Top Floor Studio L.L.C. for 100,000 shares of the Company's common stock. The option grants the right to the Company to buy said membership interests at a strike price paid in 200,000 shares of the Company's common stock, until November 15, 2011. The Company was also granted the right to use, without charge, the office space Top Floor Studio, L.L.C. until the option expires. The option was valued at $100,000 based on the market value of the Company's stock on the date the Agreement was executed, recorded as a payable on that date. Top Floor Studio is a private Pennsylvania limited liability company in the business of web design and marketing.


4.    Capital Stock

Creation and Sale of a Warrant.  Related Party Transaction.
-----------------------------------------------------------

On May 21, 2009 the sole director approved a resolution establishing a warrant for the purchase of common stock. The director purchased the warrant for $25,000. The warrant entitles the holder to purchase up to 2,000,000 shares of common stock of the Company at a price of $1.00 per share for a period of 5 years.

Forward Stock Split
-------------------

On June 29, 2009 a 3-for-1 forward stock split was effected and the Company's authorized capitalization increased from 75,000,000 shares to 225,000,000 shares of common stock.

                        Digital Development Partners Inc.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2009

Common Stock Issues
-------------------

On August 3, 2009 the Company issued 15,495,000 shares of common stock to the stockholders of 4gDeals Inc. in payment for 100% of the outstanding stock of 4gDeals. The payment price was $5,000, based on the value of the Company's stock, in turn based on Net Asset Value. By this means 4gDeals became a wholly owned subsidiary of the Company. 4gDeals changed its name in 2009 to YuDeals Inc.

On December 31, 2009 the Company sold 216,000 shares to three investors at $0.75 per share, realizing $162,000. Each share was accompanied by two warrants:

   - A Series A warrant, entitling the holder to purchase one share of the Company's common stock at a price of $1.00 per share, expiring September 30, 2014.

   - A Series B warrant, entitling the holder to purchase one share of the Company's common stock at a price of $1.25 per share, expiring September 30, 2014.

As at December 31, 2009 the Company was authorized to issue 225,000,000 common shares, of which 26,686,000 were issued and outstanding.

4.    Forward Stock Split

Prior year financial statements have been restated to reflect the 3-for-1 stock split of June 29, 2009.

5.    Subsequent Event

In January 2010 the Company issued 100,000 shares of common stock to the principal of Top Floor Studio Inc. in payment for the option to buy all the membership interests of that company pursuant to an agreement signed November 11, 2009.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2010.

                                   DIGITAL DEVELOPMENT PARTNERS, INC.


                                   By /s/ Jack Jie Qin
                                      -----------------------------------
                                      Jack Jie Qin, President, Principal
                                      Financial Officer and Principal Accounting
                                      Officer


      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Jack Jie Qin
---------------------               Director             March 29, 2010
Jack Jie Qin

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                           ANNUAL REPORT ON FORM 10-K


                                    EXHIBITS