Form 10-Q
period 2010-03-31
Digital Development Partners, Inc.
filed 2010-05-17
CIK 1409999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
    Act Of 1934

                  For the quarterly period ended March 31, 2010

   |_| Transition Report Under Section 13 Or 15(D) Of The Securities Exchange
       Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                     98-0521119
 ----------------------------            -------------------------------------
 (State or other jurisdiction            (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                         17800 Castleton St., Suite 300
                           City of Industry, CA 91748
                    -----------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (626) 581-3335
                     --------------------------------------
                (Issuer's telephone number, including area code)

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

Large accelerated filer  [ ]           Accelerated filer            [ ]
Non-accelerated filer    [ ]           Smaller reporting company    [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [ ]     No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of May 10, 2010.

                       Digital Development Partners, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                      as at

                                                       March 31,    December 31,
                                                         2010           2009
                                                     ------------   ------------
                                                     (Unaudited)
ASSETS
    Current Assets
       Cash                                          $         -    $    21,561
       Stock Option                                            -        100,000
       EFT Project                                     8,030,492              -
                                                     ------------   ------------
                                                       8,030,492        121,561
    Other Assets
       Goodwill                                            5,000          5,000
                                                     ------------   ------------
                                                     $ 8,035,492    $   126,561
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Bank Overdraft                                $       117    $         -
       Accounts Payable                                        -        100,000
                                                     ------------   ------------
                                                     $       117    $   100,000
    Stockholders' Equity
       Common Stock, $0.001 par value; authorized
         225,000,000 shares; issued and outstanding
         26,586,000 shares as at December 31, 2008,
         85,970,665 shares as at March 31, 2010           85,971         26,586
       Additional Paid-In Capital                      8,281,596        228,014
       Deficit accumulated during the development
       stage                                            (332,192)      (228,039)
                                                     ------------   ------------
          Total Stockholders' Equity                   8,035,375         26,561
                                                     ------------   ------------
                                                     $ 8,035,492    $   126,561
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                 For the          For the Period
                                           Three Months Ended      of Inception
                                                March 31,          Jan. 1, 2007
                                          -------------------      to Mar. 31,
                                          2010           2009           2010
                                          ----           ----     -------------

Revenue                               $    1,200     $        -     $    1,200

Cost of Sales                                  -              -              -
                                      -----------    -----------    -----------

Operating Income                           1,200              -          1,200
                                      -----------    -----------    -----------
General and Administrative Expenses:
    Mining Leases                              -              -         15,650
    Advertising                            2,383              -          2,383
    Consulting                            41,445          2,671        161,176
    Professional Fees                     35,104            500        102,755
    Licenses & Permits                         -              -            750
    Project Related Costs                 11,147              -         14,151
    Transfer Fees                              -              -          2,623
    Other Administrative Expenses         15,274             13         33,904
                                      -----------    -----------    -----------
      Total General and
        Administrative Expenses          105,353          3,184        333,392
                                      -----------    -----------    -----------
Net Loss from Operations              $ (104,153)    $   (3,184)    $ (332,192)
                                      ===========    ===========    ===========
Loss Per Common Share:
    Basic and Diluted                 $   (0.004)    $   (0.000)
                                      ===========    ===========
Weighted Average Shares Outstanding,
    Basic and Diluted:                26,788,473     10,875,000
                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                 For the          For the Period
                                           Three Months Ended      of Inception
                                                March 31,          Jan. 1, 2007
                                          -------------------      to Mar. 31,
                                          2010           2009           2010
                                          ----           ----     -------------
Cash flows from operating
activities:
  Net loss                            $ (104,153)    $   (3,184)    $ (332,192)
  Adjustments to reconcile net
  loss to net cash used by operating
  activities:
    Non cash issue of stock for
     services                             11,467                        11,467
    Non cash issue of stock for
     investment                        7,926,500                     7,926,500
    Non cash issue of stock for
     debt                                100,000                       100,000
    Non cash issue of stock for
     subsidiary                                                          5,000
    Change in operating assets and
     liabilities:
       Accounts payable, accrued
       liabilities                      (100,000)          (225)
                                      -----------    -----------    -----------
    Net cash (used by) operating
     activities                        7,833,814         (3,409)     7,710,775
                                      -----------    -----------    -----------
 Cash flows from investing
 activities
    Investment in EFT Project         (8,030,492)                   (8,030,492)
       Stock Option                      100,000
    Investment in Subsidiary                                            (5,000)
                                      -----------    -----------    -----------
    Net cash (used by) investing
     activities                       (7,930,492)             -     (8,035,492)
                                      -----------    -----------    -----------
 Cash flows from financing
 activities:
   Common stock issued for cash                                        219,500

    Contributed Capital                   75,000                        80,100

    Warrants issued for cash                                            25,000
                                      -----------    -----------    -----------
    Net cash provided by financing
        activities                        75,000              -        324,600
                                      -----------    -----------    -----------
 Net increase (decrease) in cash         (21,678)        (3,409)          (117)

 Cash, beginning of the period            21,561     $    3,409              -
                                      -----------    -----------    -----------
 Cash, end of the period              $     (117)    $        -     $     (117)
                                      ===========    ===========    ===========


 Supplemental cash flow disclosure:
    Interest
   paid                                      $    -       $    -         $    -
                                       =============  ===========  =============
    Taxes paid                               $    -       $    -         $    -
                                       =============  ===========  =============

   The accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                Statement of Stockholders' Equity For the period
                from Inception (January 1, 2007) to March 31,2010
                                   (Unaudited)


                                                                                                   Deficit
                                                        Common Stock                              Accumulated       Total
                                             -------------------------------        Additional    during the     Shareholders'
                                             Number of                               Paid-In      Development       Equity
                                              Shares                 Amount          Capital         Stage         (Deficit)
                                             ---------             ---------        ----------    -----------   -------------
Inception, January 1, 2007                          -            $        -        $        -     $        -     $        -
Common stock issued for cash,
 Jan. 10, 2007 @ $0.01 per share            4,500,000                 4,500            10,500                        15,000
Common stock issued for cash,
 May, 2007 @ $0.02 per share                3,975,000                 3,975            22,525                        26,500
Common stock issued for cash,
 June, 2007 @ $0.02 per share               2,400,000                 2,400            13,600                        16,000
Net loss for the year ended
    December 31, 2007                                                                                (36,063)       (36,063)
                                           -----------           -----------       -----------    -----------    -----------
Balances, December 31, 2007                10,875,000            $   10,875        $   46,625     $  (36,063)    $   21,437
Capital contributed Nov. 26, 2008                                                       5,000                         5,000
Net loss for year ended
 Dec.31, 2008                                                                                        (23,253)       (23,253)
                                           -----------           -----------       -----------    -----------    -----------
Balances, December 31, 2008                10,875,000            $   10,875        $   51,625     $  (59,316)    $    3,184
Capital contributed August 1, 2009                                                        100                           100
 Stock Issued for purchase of
 subsidiary Aug 3, 2009 @
 $0.0033/share                             15,495,000                15,495           (10,495)                        5,000
Sale of  warrant @ $25,000 Aug.3, 2009                                                 25,000                        25,000
Common stock issued for cash
 Dec. 31, 2009 @ $0.75 per share.             216,000                   216           161,784                       162,000
Net loss for year ended
Dec.31, 2009                                                                                        (168,723)      (168,723)
                                           -----------           -----------       -----------    -----------    -----------
Balances, September 30, 2009               26,586,000            $   26,586        $  228,014     $ (228,039)    $   26,561
Capital Contributed Feb. 2, 2010                                                       75,000                        75,000
January 5, 2010 Stock issued
 for debt                                     100,000                   100            99,900                       100,000
Common Stock issued for
 services @ $0.10 per share
 Feb. 2, 2010                                 114,665                   115            11,352                        11,467
Stock issued per Agreement
 with EFT Biotech Holdings, Inc.
 Feb. 18, 2010 @ $0.10 per share           79,265,000                79,265         7,847,235                     7,926,500
Common Stock returned to
 Treasury and cancelled
 Feb. 22, 2010                            (20,095,000)              (20,095)           20,095                             -
Net loss for 3 mo. ended
 Mar.31, 2010                                                                                       (104,153)      (104,153)
                                           -----------           -----------       -----------    -----------    -----------
Balances, March 31, 2010                   85,970,665            $   85,971        $8,281,596     $ (332,192)    $8,035,375
                                           ===========           ===========       ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        DIGITAL DEVELOPMENT PARTNERS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2010
                                   (Unaudited)

1.    Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended March 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's fiscal year end December 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010. A majority of the shares of the Company's subsidiary, YuDeal, Inc., were disposed of during the first three months of the fiscal year. The remainder of the YuDeal shares are earmarked for distribution to Company stockholders. The Company does not intend to exercise its stockholder rights in the interim, therefore its minority interest is not recorded in the financial statements. The Statement of Operations represents combined activity during the consolidated period, to the date of disposal of YuDeal Stock.

Organization

The Company was incorporated as Cyprium Resources, Inc. under the laws of the State of StateplaceNevada December 22, 2006. The company was originally formed for mineral exploration in the country-regionplaceUnited States. On May 19, 2009 the name was changed to Digital Development Partners, Inc.

Current Business of the Corporation

In January, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The lease was maintained current through September 30, 2008, however mining activities were limited. The lease was terminated by mutual agreement in November 2008.

On August 3, 2009 the Company acquired all of the outstanding stock of 4gDeals Inc., a private StateplaceNevada corporation, through the issue of 15,495,000 shares of the Company's common stock. 4gDeals Inc. changed its name in 2009 to Yu Deal Inc. YuDeal is a development stage company soliciting merchants for contracts for the use of its web based system for issuing coupons to customers on-line.

On November 11, 2009 the Company purchased an option to buy all the membership interests in Top Floor Studio Inc., a private Pennsylvania Limited Liability Corporation, through the issue of 100,000 shares of Company stock to the principal of Top Floor Studio. Top Floor Studio, a web design company, began working with YuDeal, Inc. on web marketing of YuDeal's product.

On February 17, 2010 the Company adopted a reorganization plan which included:

1. Acquisition of a new line of technology through the acquisition of the worldwide distribution and servicing rights to a cell phone enterprise based in Hong Kong;
2.    Change in management;
3. Sale of the Company's option on Top Floor Studio; 4. Distribution of the Company's shares in YuDeal, Inc. to the stockholders.

Accordingly on February 17, 2010 an agreement was signed with EFT BioTech Holdings, Inc., which trades on the OTC Pink Sheets under the ticker symbol "EFTB", and markets its "EFT-Phone" through direct marketing in China including Hong Kong. Its distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company's common stock.

Coincidentally the management team of the Company resigned. The Company's president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Biotech Holding Inc.

Pursuant to the plan, in February, 2010 the option on Top Floor Studio was exchanged with YuDeal, Inc. for 2,480,066 shares of YuDeal common stock.

On February 22, 2010, pursuant to the plan, 2,009,501 shares of YuDeal common stock held by the Company following the exchange with YuDeal Inc., were in turn exchanged for Company stock owned by four stockholders of the company. These included the former president and Secretary of the Company and the Chief Operating Officer of Top Floor Studio, Inc. The exchange was on a 10 for 1 basis: one YuDeal share for ten Company shares. This resulted in 20,095,000 Company shares being returned to Treasury, which were then cancelled.

Following these transactions, the Company held a residual of 670,565 shares of YuDeal Inc. According to the plan of reorganization, these shares are earmarked for distribution to Company stockholders on the basis of one share of YuDeal, Inc. for every ten shares of Company stock held.

2.    Summary of Significant Accounting Policies

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets and deferred taxes.

Cash and equivalents
--------------------

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments
-----------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of March 31, 2010 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Going Concern
-------------

The Company's financial statements are prepared using accounting principles generally accepted in the country-regionplaceUnited States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to eventually secure sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Development-Stage Company
-------------------------

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $332,192. The Company's working capital has been generated through the sales of common stock and warrants. Management has provided financial data since January 1, 2007, "Inception" in the financial statements, as a means to provide readers of the Comp financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share
------------------------------------

Net loss per share is calculated in accordance with SFAS 128, Earning Share for the period presented. Basic net loss per share is based Per the weighted average number of common shares outstanding. Dilute upon loss per share is based on the assumption that all dilative conver net shares and stock options were converted or exercised. Dilutiosible computed by applying the treasury stock method. Under this me is options and warrants are assumed exercised at the beginning of the pdhod, (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of March 31, 2010 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,666,330,000 shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

                                                           2010          2009
                                                           ----          ----
      Numerator:
      ----------

      Basic and diluted net loss per share:
              Net Loss                                 $(104,153)    $  (3,184)

      Denominator
      -----------

       Basic and diluted weighted average
       number of shares outstanding                   26,788,473    10,875,000

      Basic and Diluted Net Loss Per Share           $    (0.004)  $    (0.000)
      ------------------------------------

3.    Capital Stock

Common Stock Issues
-------------------

On January 5, 2010 the Company issued 100,000 shares of common stock to the principal of Top Floor Studio Inc. in payment for the option to buy all the membership interests of that company, pursuant to an agreement signed November 11, 2009.

On February 2, 2010 the Company issued 114,665 shares of common stock for services, at $0.10 per share, representing the market price of the stock. An expense of $11,467 was recorded. The shares were accompanied by an equal number of Series A and Series B warrants. The Series A warrants entitle the holder to purchase one share of the Corporation's common stock at a price of $1.00 per share at any time on or before September 30, 2014. The Series B warrants are similar, the strike price being $1.25.

On February 18, 2010 the Company issued 79,265,000 shares of common stock to EFT Biotech Holdings, Inc. pursuant to an agreement to purchase the worldwide distribution and servicing rights of the EFT-Phone system.

On February 22, 2010, 20,095,000 shares of Company stock were returned to Treasury and cancelled, pursuant to an agreement to exchange the stock for 2,009,501 shares of subsidiary YuDeal, Inc.

As at December 31, 2009 the Company was authorized to issue 225,000,000 common shares, of which 85,970,665 were issued and outstanding.

4.    Subsequent Events
                                                                               0
670,565 Shares of YuDeal Inc. held by the Company were subsequently issued to stockholders, per the plan of reorganization.

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

      EFT markets its products through a direct sales organization. Once a customer of EFT's makes a minimum purchase of $300 (plus $30 for shipping and handling fees), the customer becomes an "Affiliate". As of March 31, 2010, EFT had approximately 980,000 Affiliates, a majority of which are located in China and Hong Kong.

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


                           Shares of Company's        Shares of YuDeal's common
                        common stock exchanged   stock received in exchange for shares
                       for name shares of YuDeal    of the Company's common stock
                       ------------------------- -------------------------------------

   Isaac Roberts             16,295,925                     1,629,593
   Ravikumar Nandagopalan     3,499,125                       349,913
   Christopher Killen           199,950                        19,995
   Ty Hallock                   100,000                        10,000


      Following the transactions described above, the Company owned 670,565 shares of YuDeal. On April 20, 2010 these 670,565 shares were distributed to the Company's shareholders, with the exception of EFT, which did not participate in the distribution, on the basis of one share of YuDeal for every ten outstanding shares of the Company's common stock owned. YuDeal plans to sell shares of its capital stock to fund its operations. Accordingly, the 670,565 shares of YuDeal which were distributed to the Company's shareholders are expected to represent less than 10% of YuDeal's outstanding shares.

      The Company plans to manufacture and begin the marketing of approximately 5,000 EFT-Phones by May 31, 2010. The Company estimates that each EFT-Phone will cost approximately $200 to manufacture.

      The Company is in the development stage and has not generated any revenue. The Company needs capital to implement its business plan. The Company will attempt to raise capital through the private sale of its common stock or other securities.

      As of April 30, 2010 the Company did not have any full time employees.

Item 4T.  Controls and Procedures.

      (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2010, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      During the three months ended March 31, 2010 the Company issued:

     o 100,000 shares of its common stock as consideration for an option to acquire TopFloor Studios, LLC.
     o 114,665 shares of its common stock to its then Chief Executive Officer and another party for services rendered.
     o 79,265,000 shares of its common stock to EFT BioTech Holdings, Inc. in consideration of the assignment to the Company of the worldwide distribution and marketing rights to a product known as the EFT Phone.

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



                                      DIGITAL DEVELOPMENT PARTNERS, INC.


May 14, 2010                          By: /s/ Jack Jie Qin
                                          ------------------------------
                                          Jack Jie Qin, President and Principal
                                          Executive, Financial and Accounting
                                          Officer