Form 10-Q
period 2010-08-04
Digital Development Partners, Inc.
filed 2010-08-04
CIK 1409999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                  For the quarterly period ended June 30, 2010

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                  For the transition period from __________ to __________

                        Commission File Number: 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                    98-0521119
 -------------------------------            -----------------------------------
 (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or                        Identification No.)
        organization)

                         17800 Castleton St., Suite 300
                           City of Industry, CA 91748
                      ------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (626) 581-3335
                        --------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ??[x] No ??

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  Yes [ ]   No [ ]

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

Large accelerated filer [ ]             Accelerated filer            [ ]
Non-accelerated filer   [ ]             Smaller reporting company    [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes? [ ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of July 15, 2010.

                       Digital Development Partners, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                      as at

                                                   June 30,       December 31,
                                                     2010            2009
                                                 -------------    ------------
                                                 (Unaudited)
 ASSETS
   Current Assets
   Cash                                        $  488,861       $     21,561
   Stock Option                                         -            100,000
   EFT Project                                  8,030,492                  -
                                              -----------       ------------
                                                8,519,353            121,561
   Other Assets
   Goodwill                                         5,000              5,000
                                              -----------       ------------
                                              $ 8,524,353       $    126,561
                                              ===========       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Loan from officer                        $       392       $          -
     Accounts Payable and accrued
        liabilities                                 3,082            100,000
                                              -----------       ------------
                                              $     3,474       $    100,000

  Long Term Liabilities
   Loan payable                               $   522,628
                                              -----------       ------------

      Total Liabilities                       $   526,102       $    100,000
                                              -----------       ------------

 Stockholders' Equity
    Common Stock, $0.001 par value;
    authorized 225,000,000 shares; issued and
    outstanding 26,586,000 shares as at
    December 31, 2008, 86,402,665 shares as
    at March 31, 2010                              86,403             26,586

 Additional Paid-In Capital                     8,281,164            228,014

 Deficit accumulated during the
    development stage                            (369,316)          (228,039)
                                              -----------       ------------

 Total Stockholders' Equity                     7,998,251             26,561
                                              -----------       ------------

                                              $ 8,524,353       $    126,561
                                              ===========       ============




    The accompanying notes are an integral part of these financial statements

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                                                 For the Period
                             For the Three      For the Six       of Inception
                             Months Ended       Months Ended      Jan. 1, 2007
                               June 30,           June 30,         to June 30,
                           2010       2009      2010      2009        2010
                           -----      ----      ----      ----    -------------

 Revenue               $        -   $     -   $  1,200   $     -    $   1,200

 Cost of Sales              1,895         -     13,042         -       16,046
                       ----------    -------  --------   -------    ---------


 Operating Income          (1,895)        -    (11,842)        -      (14,846)
                       ----------    -------  --------   -------    ---------

 General and Administrative
   Expenses:
     Mining Leases              -         -          -         -    $  15,650
     Advertising                -         -      2,383         -        2,383
     Consulting                           -     42,575     2,671      161,176
     Professional Fees     24,407    17,103     59,511    17,603      127,162
     Transfer Fees          2,450         -      2,450         -        5,073
     Interest               2,871                2,871                   2,871
   Other Administrative
     Expenses               5,501         -     19,645        13       40,155
                       ----------   -------   --------   -------    ---------
Total General and
 Administrative Expenses   35,229    17,103    129,435    20,287      354,470
                       ----------   -------   --------   -------    ---------

Net Loss from
  Operations           $  (37,124) $(17,103) $(141,277) $(20,287)   $(369,316)
                       ==========  ========  =========  ========    =========

 Loss Per Common Share:
  Basic and Diluted    $   (0.001) $ (0.001) $  (0.005) $ (0.002)
                       ----------  --------  ---------  --------

 Weighted Average Shares
  Outstanding,
   Basic and Diluted:  26,800,665  11,754,121  26,777,476  11,316,989
                       ----------  ----------  ----------  ----------



    The accompanying notes are an integral part of these financial statements

                     DIGITAL DEVELOPMENT PARTNERS, INC.
                        (A Development Stage Company)
                           Statement of Cash Flows
------------------------------------------------------------------------------
                                 (Unaudited)
                                                                 For the Period
                                                 For the          of Inception
                                             Six Months Ended     Jan. 1, 2007
                                                June 30,           to June 30,
                                            2010        2009          2010
                                           -----        ----      -------------
 Cash flows from operating
activities:
 Net loss                                $ (141,277)  (20,287)      $ (369,316)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Non cash issue of stock for
      services                               11,467                     11,467
   Non cash issue of stock for
      investment                          7,926,500                  7,926,500
   Non cash issue of stock for debt         100,000                    100,000
   Non cash issue of stock for goodwill                               5,000

 Change in operating assets and
   liabilities:
   Accounts payable and accrued
     liabilities                              3,082      (225)           3,082
                                         ----------   -------        ---------

 Net cash (used by) operating
   activities                             7,899,772   (20,512)       7,676,733
                                         ----------   -------        ---------

 Cash flows from investing activities
   Investment in EFT Project             (8,030,492)                (8,030,492)
   Investment goodwill                                                  (5,000)
   Proceeds of officer loan                            25,000
   Capital contributed                       75,000
                                         ----------   -------        ---------
 Net cash (used by) investing
   activities                            (8,030,492)   25,000       (8,035,492)
                                         ----------   -------        ---------

 Cash flows from financing activities:
   Common stock issued for cash                                        219,500
   Proceeds of loan from officer            522,628                    522,628
   Proceeds of loan from officer                392                        392
   Contributed Capital                       75,000                     80,100
   Warrants issued for cash                                          25,000
                                         ----------   -------        ---------
   Net cash provided by financing
     activities                             598,020         -          847,620
                                         ----------   -------        ---------

 Net increase (decrease) in cash           467,300      4,488          488,861

 Cash, beginning of the period              21,561   $  3,409                -
                                         ----------   -------        ---------

 Cash, end of the period                 $ 488,861   $  7,897        $ 488,861
                                         =========   ========        =========

 Supplemental cash flow disclosure:
 Interest paid                           $       -   $      -        $       -
                                         =========   ========        =========
 Taxes paid                              $       -   $      -        $       -
                                         =========   ========        =========


    The accompanying notes are an integral part of these financial statements

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
              Statement of Stockholders' Equity For the period from
                  Inception (January 1, 2007) to June 30, 2010
-------------------------------------------------------------------------------
                                   (Unaudited)

                                                                           Deficit
                                       Common Stock                      Accumulated       Total
                                   -------------------    Additional     during the   Shareholders'
                                   Number of                Paid-In       Development      Equity
                                     Shares      Amount     Capital          Stage        (Deficit)
                                   -----------  --------   ----------     ------------  ------------

 Inception, January 1, 2007                  -  $       -  $        -    $           -   $          -
 Common stock issued for cash,
  Jan. 10, 2007 @ $0.01 per share    4,500,000      4,500       10,500                         15,000
 Common stock issued for cash,
  May, 2007 @ $0.02 per share        3,975,000      3,975       22,525                         26,500
 Common stock issued for cash,
  June, 2007 @ $0.02 per share       2,400,000      2,400       13,600                         16,000
 Net loss for the year ended
  December 31, 2007                                                             (36,063)      (36,063)
                                   -----------   --------    ----------    ------------  ------------
 Balances, December 31, 2007        10,875,000  $  10,875   $    46,625     $   (36,063)   $   21,437
 Capital contributed Nov. 26, 2008                                5,000
 Net loss for year ended Dec. 31, 2008                                          (23,253)      (23,253)
                                   -----------   --------    ----------    ------------  ------------
 Balances, December 31, 2008        10,875,000  $  10,875   $    51,625     $   (59,316)   $    3,184

 Capital contributed August 1, 2009                                 100                           100
 Stock Issued for purchase of sub-
  sidiary Aug 3, 2009 @ $0.0033/
  share                             15,495,000     15,495       (10,495)                        5,000
 Cityplace Sale of  warrant @
  $25,000 Aug.3, 2009                                            25,000                        25,000
 Common stock issued for cash
  Dec. 31, 2009 @ $0.75 per share      216,000        216       161,784                       162,000
 Net loss for year ended Dec.31, 2009                                          (168,723)     (168,723)
                                   -----------   --------    ----------     ------------  ------------

 Balances, December 31, 2009        26,586,000  $  26,586   $   228,014     $  (228,039)    $  26,561
 Capital Contributed Feb. 2, 2010                                75,000                        75,000
 January 5, 2010 Stock issued for debt 100,000        100        99,900                       100,000
 Common Stock issued for services
  @ $0.10 per share Feb. 2, 2010       114,665        115        11,352                        11,467
 Stock issued per Agreement with
  EFT Biotech Holdings, Inc. Feb. 18,
  2010 @ $0.10 per share            79,265,000     79,265     7,847,235                     7,926,500
 Common Stock returned to Treasury
  and cancelled Feb. 22, 2010      (20,095,000)   (20,095)       20,095                              -
 June, 2010 stock issued pursuant to
  completion of Sep. 2009 offering.    432,000        432          (432)                             -
 Net loss for 6 mo. ended Jun.30, 2010

 Balances, June 30, 2010            86,402,665  $  86,403   $ 8,281,164    $  (369,316)    $7,998,251
                                   ===========   ========    ==========     ============  ============


    The accompanying notes are an integral part of these financial statements

                        DIGITAL DEVELOPMENT PARTNERS INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (Unaudited)

1.    Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the six months ended June 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's fiscal year end December 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010.

A majority of the shares of the Company's subsidiary, YuDeal, Inc., were disposed of during the first three months of the fiscal year. The remainder of the YuDeal shares were distributed to the Company's stockholders in April 2010. The Statement of Operations represents combined activity during the consolidated period, to the date of disposal of YuDeal Stock.

Organization


The Company was incorporated as Cyprium Resources, Inc. under the laws of the State of StateplaceNevada December 22, 2006. The Company was originally formed for mineral exploration in the placecountry-regionUnited States. On May 19, 2009 its name was changed to Digital Development Partners, Inc.

Current Business of the Corporation

In January, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in placeStateUtah, known as the King claims. The lease was maintained current through September 30, 2008, however mining activities were limited. The lease was terminated by mutual agreement in November 2008.

On August 3, 2009 the Company acquired all of the outstanding stock of 4gDeals Inc., a private placeStateNevada corporation, through the issue of 15,495,000 shares of the Company's common stock. 4gDeals Inc. changed its name in 2009 to Yu Deal Inc. YuDeal is a development stage company soliciting merchants for contracts for the use of its web based system for issuing coupons to customers on-line.

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

On February 17, 2010 the Company adopted a reorganization plan which included:

     1. Acquisition of a new line of technology through the acquisition of the worldwide distribution and servicing rights to a cell phone enterprise based in placeHong Kong;

     2.   Change in management;

     3.   Sale of the Company's option on Top Floor Studio;

     4.   Distribution  of  the  Company's   shares  in  YuDeal,   Inc.  to  the
          stockholders.

Accordingly on February 17, 2010 an agreement was signed with the cell phone company, EFT Biotech Holdings, Inc., which trades on the OTC Pink Sheets under the ticker symbol "EFTB", and markets its "EFT-Phone" through direct marketing in country-regionChina including placeHong Kong. Its distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company's common stock.

In connection with the acquisition of the distribution and servicing rights to the EFT phone, the management team of the Company resigned. The Company's president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Biotech Holdings, Inc.

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

Following these transactions, the Company held a residual of 670,565 shares of YuDeal Inc. According to the plan of reorganization, these shares are earmarked for distribution to Company stockholders on the basis of one share of YuDeal, Inc. for every ten shares of Company stock held. The shares were issued to stockholders between March 8 and April 6, 2010

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets and deferred taxes.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Accounting Standards Codification ("ACS"), "Disclosures About Fair Value of Financial Instruments." ACS 820 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of June 30, 2010 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Income Taxes

The Company utilizes ACS 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Accounting Standards Codification

In June, 2009, the FASB issued ACS 105 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - ACS 105 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. ACS 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ACS 105 will not have an impact on the Company's financial position, results of operations or cash flows.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Accounting Standards Codification ACS 915 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $369,316. The Company's working capital has been generated through the sales of common stock and warrants. Management has provided financial data since January 1, 2007, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ACS 260, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of June 30, 2010 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,666,330,000 shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2010 and 2009:

                                                    2010           2009
                                                    ----           ----
 Numerator:

   Basic and diluted net loss per share:
     Net Loss                                  $ (141,277)      $ (20,287)

 Denominator

   Basic and diluted weighted average
     number of shares outstanding              26,777,476       11,316,989


 Basic and Diluted Net Loss Per Share            $ (0.005)     $    (0.002)


3.    Capital Stock

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

On February 22, 2010, 20,095,000 shares of Company stock were returned to treasury and cancelled, pursuant to an agreement to exchange the stock for 2,009,501 shares of its subsidiary YuDeal, Inc.

In June, 2010, 432,000 shares of Company stock were recorded as issued pursuant to completion of the September 2009 offering.

As at June 30, 2010 the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 were issued and outstanding.

 4.   Subsequent Events

      The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued. The Company determined that there were no material subsequent events that required disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The Company was incorporated in December 2006. Since its inception, the Company has generated only limited revenue.

      In January 2007 the Company leased ten mining claims from an unrelated third party. These claims were located in placeCityPiute County, StateUtah. The mining lease was for a twenty-year term and required the Company to pay a royalty to the lessor equal to 2.5% of the net smelter returns from the sale of any minerals extracted from the claims. Minimum royalty payments of $4,500 were also required each year during the term of the lease.

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

     o in accordance with Section 92A.180 of the StateplaceNevada revised statutes, approved a resolution changing the Company's name to Digital Development Partners, Inc.

      Prior to May 19, 2009 the Company had an authorized capitalization of 75,000,000 shares of common stock and had 3,625,000 outstanding shares of common stock. Following the forward split, the Company had 10,875,000 outstanding shares of common stock.

      The forward stock split and the name change became effective on the OTC Bulletin Board on June 29, 2009.

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

      EFT markets its products through a direct sales organization. Once a customer of EFT's makes a minimum purchase of $300 (plus $30 for shipping and handling fees), the customer becomes an "Affiliate". As of June 30, 2010, EFT had approximately 980,000 Affiliates, a majority of which are located in country-regionChina and placeHong Kong.

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

     The Company plans to manufacture  and begin the marketing of the EFT-Phones
by  August,   2010.  The  Company   estimates  that  each  EFT-Phone  will  cost
approximately $200 to manufacture.

      The Company is in the development stage and has not generated any revenue. The Company needs capital to implement its business plan. The Company will attempt to raise capital through the private sale of its common stock or other securities.

      As of June 30, 2010 the Company did not have any full time employees.

Item 4.  Controls and Procedures.

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

Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2010, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.




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



                                 DIGITAL DEVELOPMENT PARTNERS, INC.


August 3, 2010                 By: /s/ Jack Jie Qin
                                  ------------------------------
                                  Jack Jie Qin, President and Principal
                                  Executive and Financial and Accounting Officer