Form 10-Q
period 2010-09-30
Digital Development Partners, Inc.
filed 2010-11-15
CIK 1409999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                For the quarterly period ended September 30, 2010

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                     98-0521119
    -------------------------------            --------------------------------
 (State or other jurisdiction                              (I.R.S.
     of incorporation or                         Employer Identification No.)
        organization)

                         17800 Castleton St., Suite 300
                           City of Industry, CA 91748
               --------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (626) 581-3335
                   ------------------------------------------
                (Issuer's telephone number, including area code)

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

Large accelerated filer [ ]                 Accelerated filer           [ ]
Non-accelerated filer [ ]                   Smaller reporting company   [x]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]    No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of November 10, 2010.

                      DIGITAL DEVELOPMENT PARTNERS, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                     as at

                                                  September 30,    December 31,
                                                       2010            2009
                                                  ---------------  -------------
                                                   (Unaudited)
ASSETS
 Current Assets
    Cash                                            $  204,324       $  21,561
    Stock Option                                             -         100,000
    Pre-paid Deposit                                   615,078               -
                                                    ----------       ---------
                                                       819,402         121,561
 Other Assets
    EFT Project                                      8,030,492               -
    Goodwill                                             5,000           5,000
                                                    ----------       ---------
                                                     8,035,492           5,000
                                                    ----------       ---------
                                                    $8,854,894       $ 126,561
                                                    ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
    Accounts Payable and accrued liabilities             9,711         100,000
    Loan from officer                                      668               -
                                                    ----------       ---------
                                                    $   10,379       $100,000

 Long Term Liabilities
 Z  Loans payable                                      938,604
                                                    ----------       ---------
          Total Liabilities                            948,983         100,000
                                                    ----------       ---------

 Stockholders' Equity
    Common Stock, $0.001 par value; authorized
      225,000,000 shares; issued and outstanding
      26,586,000 shares as at December 31, 2009,
      86,402,665 shares as at September 30, 2010        86,403          26,586

    Additional Paid-In Capital                       8,281,164         228,014
      Deficit accumulated during the
      development stage                               (461,656)       (228,039)
                                                    ----------       ---------

    Total Stockholders' Equity                       7,905,911          26,561
                                                    ----------       ---------

                                                    $8,854,894       $ 126,561
                                                    ==========       =========

     Accompanying notes are an integral part of these financial statements.

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                 For the Period
                              For the Three     For the Nine        Inception
                              Months Ended      Months Ended     Jan. 1, 2007 to
                             --------------    -------------       September 30,
                            2010       2009     2010        2009      2010
                            ----       ----     ----        ----  --------------
Revenue
   Product Sales        $ 100,000  $       -  $   101,200  $       -  $ 101,200

Cost of Sales              76,454          -       92,500          -     92,500
                        ---------  ---------  -----------  ---------  ---------

Operating Income           23,546          -        8,700          -      8,700
                        ---------  ---------  -----------  ---------  ---------

General and Administrative
Expenses:
   Mining Leases                -          -            -          -     15,650
   Advertising             55,000          -       57,383          -     57,383
   Consulting              25,060      9,538       66,505     12,209    186,236
   Professional Fees        6,815     18,415       66,326     36,018    133,977
   Project Related Costs   17,746      3,004       14,742      3,004     17,746
   Transfer Fees              734      1,754        3,184      1,754      5,807
   Other Administrative
      Expenses              4,603      5,099       25,378      3,358     44,758
                        ---------  ---------  -----------  ---------  ---------
Total General and
 Administrative Expenses  109,958     37,810      233,518    (56,343)   461,557
                        ---------  ---------  -----------  ---------  ---------
Net Loss from Operations  (86,412)   (37,810)    (224,818)   (56,343)  (452,857)
                        ---------  ---------  -----------  ---------  ---------

Other Income and Expense
   Interest Income            711          -          711          -        711
   Interest Expense        (6,639)         -       (9,510)         -     (9,510)
                        ---------  ---------  -----------  ---------  ---------
                           (5,928)         -       (8,799)         -     (8,799)
                        ---------  ---------  -----------  ---------  ---------
Net Loss                $ (92,340) $ (37,810) $  (233,617) $ (56,343) $(461,656)
                        =========  =========  ===========  =========  =========

Loss Per Common Share:
  Basic and Diluted     $   (0.00) $   (0.00) $     (0.00) $   (0.00)
                        =========  =========  ===========  ==========

Weighted Average Shares
Outstanding,
   Basic and Diluted:  84,402,665 20,643,587   72,489,525 14,166,978
                       ========== ==========  =========== ==========


    The Accompanying notes are an integral part of these financial statements

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                    For the          For the Period
                                               Nine Months Ended      of Inception
                                                September 30,         Jan. 1, 2007
                                              -------------------    to September 30,
                                                2010        2009          2010
                                               ------       ----     ----------------
 Cash flows from operating activities:
  Net loss                                   (233,617)    (56,343)       (461,656)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Non cash issue of stock for services     11,467                      11,467
   Change in operating assets and
    liabilities:
      Pre-paid deposits                      (615,078)                   (615,078)
   Accounts payable and accrued liabilities   (90,289)     (225)            9,711
                                            ---------    --------       ---------
 Net cash (used by) operating activities     (927,517)    (56,568)     (1,055,556)
                                            ---------    --------       ---------

 Cash flows from investing activities
    Investment in EFT Project              (8,030,492)                 (8,030,492)
    Investment in subsidiary                               (5,000)         (5,000)
    Stock issued for goodwill                                               5,000
    Stock issued for investment             7,926,500       5,000       7,926,500
    Exercise of stock option                  100,000
    Subscriptions received                                162,000
                                            ---------    --------       ---------
 Net cash (used by) investing activities       (3,992)    162,000        (103,992)
                                            ---------    --------       ---------

 Cash flows from financing activities:
    Proceeds from loans                       938,604                     938,604
    Common stock issued for cash                                          219,500
    Common stock issued for debt              100,000                     100,000
    Proceeds of loan from officer                 668                         668
    Contributed Capital                        75,000         100          80,100
    Warrants issued for cash                               25,000          25,000
                                            ---------    --------       ---------
 Net cash provided by financing
    activities                              1,114,272      25,100       1,363,872
                                            ---------    --------       ---------

 Net increase (decrease) in cash              182,763     130,532         204,324
 Cash, beginning of the period                 21,561       3,409               -
                                            ---------    --------       ---------
 Cash, end of the period                   $  204,324    $133,941       $ 204,324
                                           ==========    ========       =========

 Supplemental cash flow disclosure:
    Interest paid                          $        -    $      -       $       -
                                           ==========    ========       =========
    Taxes paid                             $        -    $      -       $       -
                                           ==========    ========       =========


    The accompanying notes are an integral part of these financial statements

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                         (A Development Stage Company)
                Statement of Stockholders' Equity For the period
             from Inception (January 1, 2007) to September 30, 2010
                                  (Unaudited)

                                                                      Deficit
                                                                     Accumulated
                                       Common Stock                    during          Total
                                    -------------------  Additional      the        Shareholder's
                                    Number of             Paid-In     Development      Equity
                                     Shares      Amount    Capital        Stage       (Deficit)
                                    ---------    ------- ----------  ------------   --------------
Inception, January 1, 2007                  -   $      -  $      -     $       -     $        -
Common stock issued for cash,
  Jan. 10, 2007 @ $0.01 per share   4,500,000      4,500    10,500                       15,000
Common stock issued for cash,
  May, 2007 @ $0.02 per share       3,975,000      3,975    22,525                       26,500
Common stock issued for cash,
  June, 2007 @ $0.02 per share      2,400,000      2,400    13,600                       16,000
Net loss for the year ended
  December 31, 2007                                                      (36,063)       (36,063)
                                  -----------   --------  --------     ---------     ----------
Balances, December 31, 2007        10,875,000   $ 10,875  $ 46,625     $ (36,063)    $   21,437

Capital contributed Nov. 26, 2008                            5,000                        5,000
Net loss for year ended Dec.31,
  2008                                                                   (23,253)       (23,253)
                                  -----------   --------  --------     ---------     ----------
Balances, December 31, 2008        10,875,000   $ 10,875  $ 51,625     $ (59,316)    $    3,184

Capital contributed August 1, 2009                             100                          100
Stock Issued for purchase of
 subsidiary Aug 3, 2009 @
 $0.0033/share                     15,495,000     15,495   (10,495)                       5,000

Sale of  warrant @ $25,000
  Aug.3, 2009                                               25,000                       25,000
Common stock issued for cash
  Dec. 31, 2009 @ $0.75 per share     216,000        216   161,784                      162,000
Net loss for year ended Dec.31,
2009                                                                    (168,723)      (168,723)
                                  -----------   --------  --------     ---------     ----------
Balances, December 31, 2009        26,586,000   $ 26,586  $228,014     $(228,039)    $   26,561

Capital contributed. Feb. 2, 2010                           75,000                       75,000
January 5, 2010 common stock
  issued for debt                     100,000        100    99,900                      100,000
Common stock issued for services
  @ $0.10 per share. Feb. 2, 2010     114,665        115    11,352                       11,467
Stock issued per agreement with
  EFT Biotech Holdings, Inc.
  Feb. 18, 2010 @ $0.10 per share  79,265,000     79,265 7,847,235                    7,926,500
Common stock returned to Treasury
  and cancelled Feb. 22, 2010     (20,095,000)   (20,095)   20,095                            -
June, 2010 stock issued pursuant
  to completion of Sep. 2009
  offering                            432,000        432      (432)                           -
Net loss for nine months ended
  September 30, 2010                                                    (233,617)      (233,617)
                                  -----------   --------   --------     ---------     ----------
Balances, September 30, 2010       86,402,665   $ 86,403 $8,281,164     (461,656)     7,905,911
                                   ==========   ======== ==========    =========      =========

   The accompanying notes are an integral part of these financial statements

                        DIGITAL DEVELOPMENT PARTNERS INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (Unaudited)

1.    Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the nine months ended September 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's December 31, 2009 report on form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of results for the entire year ending December 31, 2010. A majority of the shares of the Company's subsidiary, YuDeal, Inc., were disposed of during the first three months of the fiscal year. The remainder of the YuDeal shares were distributed to the Company's stockholders in March and April 2010. The Statement of Operations represents combined activity during the consolidated period, to the date of disposal of YuDeal Stock.

Organization

The Company was incorporated as Cyprium Resources, Inc. under the laws of Nevada on December 22, 2006. The company was originally formed for mineral exploration in the United States. On May 19, 2009 the Company's name was changed to Digital Development Partners, Inc.

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

On November 11, 2009 the Company purchased an option to buy all the membership interests in Top Floor Studio Inc., a private Pennsylvania Limited Liability Corporation, through the issue of 100,000 shares of Company stock. Top Floor Studio, a web design company, began working with YuDeal, Inc. on web marketing of YuDeal's product.

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

Accordingly on February 17, 2010 an agreement was signed with EFT Biotech Holdings, Inc., which trades on the OTC Bulletin Board under the symbol "EFTB", and markets its "EFT-Phone" through direct marketing in China including Hong Kong. The distribution and servicing rights to the EFT phonewere acquired by the Company through the issuance of 79,265,000 shares of the Company's common stock.

In connection with the acquisition of the distribution and servicing rights to the EFT phone, the management of the Company resigned. The Company's president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Biotech Holding Inc.

Pursuant to the plan, in February, 2010 the option on Top Floor Studio was exchanged with YuDeal, Inc. for 2,480,066 shares of YuDeal common stock.

On February 22, 2010, pursuant to the plan, 2,009,501 shares of YuDeal common stock held by the Company following the exchange with YuDeal Inc., were exchanged for Company stock owned by four stockholders of the company. These included the former president and Secretary of the Company and the Chief Operating Officer of Top Floor Studio, Inc. The exchange was on the basis of one YuDeal share for ten Company shares. This resulted in 20,095,000 Company shares being returned to Treasury, which were then cancelled.

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

Fair Value of Financial Instruments

ASC No. 820, "Fair Value Measurements and Disclosures" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of September 30, 2010 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Income Taxes

The Company utilizes ASC 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined under "Going Concern" following.

Recent Accounting Pronouncements

In May, 2009, the FASB issued ASC 855, Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued ASC 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles." This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (ASC Topic
855), Amendments to Certain Recognition and Disclosure Requirements." This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines "SEC Filer" as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 2007. Since inception, the Company has incurred an operating loss of $(461,656). The Company's working capital has been generated through the sales of common stock and warrants. Management has provided financial data since January 1, 2007, "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of September 30, 2010 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,666,330 shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2010 and 2009:

      Numerator:                                    2010               2009
                                                    ----               ----

      Basic and diluted net loss per share:
         Net Loss                              $  (233,617)        $   (56,343)

      Denominator
         Basic and diluted weighted average
         number of shares outstanding           72,489,525          14,166,978

      Basic and Diluted Net Loss Per Share     $     (0.00)        $     (0.00)


3.    Pre-paid Deposit
                                             September 30,      December 31,
                                                2010               2009
                                             -------------      -----------
                                               615,078               0
                                               =======              ==

A deposit was made for the manufacture of EFT smart phones following purchase of distribution and servicing rights from EFT Biotech Holdings, Inc. in February, 2010.

4.     EFT Project
                                             September 30,      December 31,
                                                 2010               2009
                                             -------------      -----------
                                              $8,030,492          $   0
                                              ==========          =====

The EFT Project represents the cost of acquisition of a new line of technology through the acquisition in February, 2010 of the worldwide distribution and servicing rights for the "EFT Smart Phone". This was purchased from EFT Biotech Holdings, Inc, through the issuance of common stock.


5.    Loans Payable
                                             September 30,      December 31,
                                                 2010               2009
                                             -------------      -----------

      Loan Payable - EFT Biotech              $  579,296          $   0
      Loan Payable - EFT International           359,308              0
                                              ----------          -----
                                              $  938,604          $   0
                                              ==========          =====

A promissory note for $500,000 was issued May 13, 2010 to EFT Biotech Holdings Inc., a California corporation located in City of Industry, California. A series of advances was received from EFT Biotech from May to August, 2010 totaling $579,296. The note bears annual interest of 5%, requires no monthly payments, and matures November 13, 2010.

An advance was received of $359,308 from EFT International Ltd., a British Virgin Islands corporation, in the quarter ended September 30, 2010. The loan bears interest at 5% per annum, requires no monthly payments, and matures September 30, 2011.

6.    Income Taxex

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards. The net operating loss carryforwards may be used to reduce taxable income through the year 2025.

7. Capital Stock

Common Stock Issues

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

As at September 30, 2010, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 were issued and outstanding.

8.    Subsequent Events

The Company has evaluated subsequent events through the date the financial statements which are included as part of this report have been issued and has determined that no subsequent events have occurred which need to be disclosed.

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

      EFT markets its products through a direct sales organization. Once a customer of EFT's makes a minimum purchase of $300 (plus $30 for shipping and handling fees), the customer becomes an "Affiliate". As of September 30, 2010, EFT had approximately 1,106,000 Affiliates, a majority of which are located in China and Hong Kong.

      EFT's common stock trades on the OTC Bulletin Board under the symbol
"EFTB."

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


      Following the transactions described above, the Company owned 670,565 shares of YuDeal. In April 2010 these 670,565 shares were distributed to the Company's shareholders, with the exception of EFT, which did not participate in the distribution, on the basis of one share of YuDeal for every ten outstanding shares of the Company's common stock owned. YuDeal plans to sell shares of its capital stock to fund its operations. Accordingly, the 670,565 shares of YuDeal which were distributed to the Company's shareholders are expected to represent less than 10% of YuDeal's outstanding shares.

      The Company is actively marketing the EFT-Phones to the affiliates of EFT. The EFT-Phone has a retail price of approximately $300.

      The Company is in the development stage and has generated only limited revenue through September 30, 2010. The Company needs capital to implement its business plan. The Company will attempt to raise capital through the private sale of its common stock or other securities.

      As of September 30, 2010 the Company did not have any full time employees.

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

Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.




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



                                      DIGITAL DEVELOPMENT PARTNERS, INC.


November 15, 2010                    By:  /s/ Jak Jie Qin
                                          ----------------------------
                                          Jack Jie Qin, President, Principal
                                            Executive, Financial and Accounting
                                            Officer