Form 10-K
period 2010-12-31
Digital Development Partners, Inc.
filed 2011-04-14
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2010
    OR

( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934
                          Commission File No. 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                  98-0521119
 ----------------------------------         -----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
  of incorporation or organization)

      17800 Castleton St., Suite 300
       City of Industry, California                     91748
   --------------------------------------               ------
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


Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Act):    [   ] Yes     [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2010 was $142,753.

As of March 31, 2011, the Company had 86,402,665 issued and outstanding shares of common stock.

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

     The EFT-Phone consists of a cell phone which uses the Microsoft Operating System. The phone is manufactured by an unrelated third party. The EFT-Phone has an application that will allow EFT's affiliate base to access all of their back office sites including their Funds Management Account where the affiliate will be able to deposit, withdraw and transfer money to another EFT account or to another EFT Affiliate at no cost for the transfer. The EFT-Phone will have educational applications and PowerPoint presentation capability for training new affiliates anywhere in the world.

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

     As part of its reorganization plan, the Company:

       o assigned its option to purchase TopFloor Studios LLC to YuDeal in exchange for 2,580,066 shares of YuDeal's common stock, and

       o the following persons exchanged all of their shares of the Company's common stock for shares of YuDeal's common stock:

                                                     Shares of YuDeal's common
                           Shares of Company's      stock received in exchange
                        common stock exchanged      for shares of the Company's
                        for name shares of YuDeal           common stock
                        -------------------------   ---------------------------

Isaac Roberts                16,295,925                     1,629,593
Ravikumar Nandagopalan        3,499,125                       349,913
Christopher Killen              199,950                        19,995
Ty Hallock                      100,000                        10,000


     Following the transactions described above, the Company owned 670,565 shares of YuDeal. In April 2010, these 670,565 shares were distributed to the Company's shareholders, with the exception of EFT, which did not participate in the distribution, on the basis of one share of YuDeal for every ten outstanding shares of the Company's common stock owned. YuDeal plans to sell shares of its capital stock to fund its operations. Accordingly, the 670,565 shares of YuDeal which were distributed to the Company's shareholders are expected to represent less than 10% of YuDeal's outstanding shares.

     The Company is actively marketing the EFT-phones to the affiliates of EFT. The EFT-Phone has a retail price of approximately $300.

     As of December 31, 2010 the Company had generated only limited revenues. The Company needs capital to implement its business plan. The Company may attempt to raise capital through the private sale of its securities or loans from third parties.

General

     As of March 31, 2011 The Company did not have any full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any legal proceedings and the Company does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

     Although the Company's common stock has been quoted on the OTC Bulletin Board under the symbol "CYIM" between November 7, 2007 and June 29, 2009, and under the symbol "DGDM" since June 29, 2009, the Company's common stock did not begin trading until June 24, 2010.

     Shown below are the ranges of high and low closing prices for the Company's common stock for the periods indicated as reported by FINRA. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                Quarter Ended             High       Low
                -------------             ----       ---

                June 30, 2010           $  0.18     $  0.08
                September 30, 2010      $  0.18     $  0.17
                December 30, 2010       $  0.19     $  0.07

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

     As of March 31, 2011 the Company had 86,402,663 outstanding shares of common stock and 10 shareholders of record.

     As of March 31, 2011 the Company had 2,000,000 outstanding warrants and 216,000 Series A and Series B outstanding warrants.

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

     As of March 31, 2011 there was no public market for the Company's warrants.

     As of March 31, 2011 7,137,665 shares of the Company's common stock were freely tradable. The remaining outstanding shares, 79,265,000, are owned by a wholly owned subsidiary of EFT Biotech Holdings and may be sold pursuant to Rule 144 of the Securities and Exchange Commission.

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

     During the year ended December 31, 2010 the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. None of the Company's officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The  Company  was  incorporated  in  December  2006.

     Since its inception, the Company has financed its operations through the private sale of its common stock. The Company does not have any firm commitments or arrangements from any person to provide the Company with any additional capital.

     See Item 1 of this report for information concerning the Company's plan of operation.

     See Note 2 to the financial statements included as part of this report for a description of the Company's accounting policies and recent accounting pronouncements.

   See Note 4 to the financial statements included as part of this report for information concerning the impairment of the Company's principal asset.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

     See the financial statements attached to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Management's Report on Disclosure Control

     Under the direction and with the participation of the Company's management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2010. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to The Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

     The Company's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of The Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this evaluation, The Company's management concluded that The Company's internal control over financial reporting was effective as of December 31, 2010.

     There was no change in The Company's internal control over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

     Not applicable.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

    Name                     Age    Position
    ----                     ---    ---------
    Jack Jie Qin              50    President, Secretary, Chief Executive
                                    Officer and Director
    William E. Sluss          55    Principal  Financial  and  Accounting
                                    Officer

     The directors of the Company serve in such capacity until the annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The officers of the Company serve at the discretion of the Company's directors.

     The principal occupation of the Company's officers and director during the past several years is as follows:

     Mr. Qin has been the Company's President, Chief Executive Officer, Secretary and Director since February 2010. Mr. Qin has been EFT BioTech Holding, Inc.'s President, Chief Executive Officer and Chairman of its Board of Directors since November 2007. Since 2002, Mr. Qin has beenP the President of EFT Inc. From July 1998 to December 2002, Mr. Qin was the President of eFastTeam International, Inc. located in Los Angeles, California. Between June 1992 and December 1997 Mr. Qin was the President of LA Import & Export Company, also located in Los Angeles, California. In May 1991, Mr. Qin earned an MBA degree from Emporia State University. In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute in Nanchang, China with a major in Mechanical Engineering.

     Mr. Sluss has been the Principal Financial and Accounting Officer since January 2011. Between August 2010 and January 2011 Mr. Sluss assisted the Company with its accounting and financial reporting. Between 2008 and 2010 Mr. Sluss was the Chief Financial Officer for AcccuForce Staffing Services in Kingsport, TN. Between 2002 and 2008 Mr. Sluss was the Chief Financial Officer and Treasurer for Studsvik, Inc., a nuclear services company based in Erwin, TN. Mr. Sluss is a certified public accountant and received his Bachelor of Science degree in accounting from the University of Virginia's College at Wise (Wise, Virginia) in 1990.

     The Company believes that Mr. Qin's longstanding experience with EFT BioTech Holdings, and in particular with EFT's affiliate base, qualifies him to be a director.

     The compensation the Company plans to pay Mr. Qin, and the time he plans to devote to the Company's business, have not yet been determined.

     Mr. Sluss devotes approximately one-third of his time to the Company and is paid an annual salary of $37,700.

     The Company does not have a compensation or an audit committee. Mr. Sluss serves as the Company's financial expert.

     None of the Company's  directors are independent as that term is defined in section 803 of listing standards of the NYSE AMEX.

     The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it requires a Code of Ethics since its only has two officers.

Compensation Committee Interlocks and Insider Participation.

     The Company's director acts as its compensation committee. During the year ended December 31, 2010 the Company's sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company's compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION


     The following table shows the compensation paid or accrued during the two years ended December 31, 2010 to the executive officers of the Company. No officer of the Company has ever received compensation in excess of $100,000 per year.

                                                                  All
                                                                 Other
                                                                Annual
                                               Stock    Option  Compen-
Name and Principal  Fiscal   Salary  Bonus     Awards   Awards  sation
    Position         Year     (1)     (2)        (3)     (4)      (5)     Total
------------------   ----    ------  -----    -------   ------  --------  ------

Jack Jie Qin         2010       -       -         -         -      -          -

Robert Shea          2009       -       -         -         -      -          -
Chief Executive
 Officer (9-08 to
 1-09)

Jeffrey Collins      2009       -       -         -         -      -          -
Chief Executive
 Officer (1-09 to
 8-09)

Isaac Roberts        2009 $24,000       -         -         -      -    $24,000
Chief Executive
 Officer (8-09 to
 2-10)

Ravikumar Nandago-   2009       -       -         -         -      -          -
Palan, Secretary
 and Treasurer
 (8-09 to 2-10)

James McMahon        2009       -       -         -         -      -          -
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

     The Company has an employment agreement with William E. Sluss, the Company's Principal Financial and Accounting Officer. The employment agreement, which expires December 31, 2011, provides that Mr. Sluss will devote approximately one-third of his time to the Company and will be paid an annual salary of $37,700.

     Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

     Compensation of Directors. The Company's directors did not receive any compensation for their services as director during the fiscal year ended December 31, 2010.

     Stock Option and Bonus Plans. The Company has not adopted any stock option or stock bonus plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table lists, as of March 31, 2011, those persons owning beneficially 5% or more of the Company's common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                     Number of Shares        Percent of Class
----------------                     ----------------        ----------------
EFT Biotech Holdings, Inc.             79,265,000(1)               92%
17800 Castleton St., Suite 300
City of Industry, California  91748

(1) Shares are held of record by a wholly owned subsidiary of EFT Biotech Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      See Item 1 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     John Kinross-Kennedy, C.P.A,. audited the Company's financial statements for the years ended December 31, 2010 and 2009. The following table shows the aggregate fees billed to the Company during the years ended December 31, 2010 and 2009 by Mr. Kinross-Kennedy.

                                            2010            2009
                                            ----            ----

      Audit Fees                           $3,000          $2,500
      Audit-Related Fees                   $1,800          $1,400
      Financial Information Systems            --              --
      Design and Implementation Fees           --              --
      Tax Fees                                 --              --
      All Other Fees                           --              --

     Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the review of the Company's interim financial statements. Before Mr.
Kinross-Kennedy was engaged by the Company to render these services, the engagement was approved by the Company's Directors.

ITEM 15.  EXHIBITS

Exhibit
Number   Exhibit Name
------   -------------
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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders
     Digital Development Partners Inc.

I have audited the accompanying balance sheet of Digital Development Partners Inc. as of December 31, 2010 and 2009, and the related statements of operations, and of cash flows for the years ended 2010 and 2009 and the period from inception, (December 22, 2006), to December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Development Partners Inc. as of December 31, 2010 and 2009 and the results of its operations, and its cash flows for the years ended December 31, 2010 and 2009 and the period from inception (December 22, 2006) to December 31, 2010 in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

March 30, 2011

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                                  Balance Sheet
                        as at December 31, 2010 and 2009
--------------------------------------------------------------------------------

                                                     2010            2009

ASSETS
  Current Assets
     Cash                                       $   196,676        $  21,561
     Stock Option                                         -          100,000
     Pre-paid Deposit                               269,128                -
     Loan Receivable                                 33,000                -
                                                -----------        ----------
                                                    498,804          121,561

  Other Assets
     Goodwill                                         5,000            5,000
                                                -----------        ----------
                                                $   503,804        $ 126,561
                                                ===========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Accounts Payable and accrued
    liabilities                                 $    16,920        $ 100,000

Long Term Liabilities
     Loans payable  (Note 5)                    $   619,666        $       -
                                                -----------        ----------
       Total Liabilities                        $   636,586        $ 100,000
                                                -----------        ----------

Stockholders' Equity
 Common Stock, $0.001 par value; authorized
   225,000,000 shares; issued and outstanding:
   26,586,000 shares as at December 31, 2009,
   86,402,665 shares as at
      December 31, 2010                              86,403           26,586
     Additional Paid-In Capital                   8,281,164          228,014
     Deficit accumulated during the
      development stage                          (8,500,349)        (228,039)
                                                 -----------        ----------
        Total Stockholders' Equity                 (132,782)          26,561
                                                 -----------        ----------

                                                 $  503,804         $126,561
                                                 ===========        ==========

              The accompanying notes are an integral part of these
                              financial statements

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                             Statement of Operations
-------------------------------------------------------------------------------


                                          For the                  For the            For the Period
                                     Three Months Ended          Year Ended           of Inception
                                        December 31,             December 31,          Jan. 1, 2007
                                     ------------------    -----------------------       to Dec. 31,
                                     2010          2009    2010               2009         2010
                                     ----          ----    ----               ----         ----
Revenue
   Product Sales                 $   590,400     $      -  $    691,600   $          -   $   691,600

Cost of Sales                        546,120            -       653,362              -       638,620
                                 ------------    --------- -------------  -------------  ------------
Operating Income                      44,280            -        38,238              -        52,980
                                 ------------    --------- -------------  -------------  ------------
General and Administrative
 Expenses:
   Mining Leases                                        -             -              -        15,650
   Advertising                        20,000            -        77,383          4,290        77,383
   Consulting                         22,500       73,920        89,005         89,129       208,736
   Professional Fees                   1,400       25,158        67,726         61,175       135,377
   Project Related Costs                 335            -        12,620          3,004        18,081
   Transfer Fees                       1,777          869         3,519          2,623         7,584
   Other Administrative
     Expenses                              -       12,433        14,533          8,502        44,758
   Impairment loss on EFT
     project                       8,030,492            -     8,030,493              -     8,030,492
                                 ------------    --------- -------------  -------------  ------------
                                   8,076,504      112,380     8,295,279        168,723     8,538,061
                                 ------------    --------- -------------  -------------  ------------
Net Loss from Operations          (8,032,224)    (112,380)   (8,257,041)      (168,723)   (8,485,081)
                                 ------------    --------- -------------  -------------  ------------
Other Income and Expense
   Interest Income                        71            -           782              -           782
   Interest Expense                   (6,540)           -       (16,051)             -       (16,050)
                                 ------------    --------- -------------  -------------  ------------
                                      (6,469)           -       (15,269)             -       (15,268)
                                 ------------    --------- -------------  -------------  ------------
Net Loss                          (8,038,693)   $(112,380)   (8,272,310)  $   (168,723)   (8,500,349)
                                 ============   ========== =============  =============  ============
Loss Per Common Share:
   Basic and Diluted             $     (0.09)   $  (0.00)  $      (0.11)  $      (0.01)
                                 ============   =========  =============  =============
Weighted Average Shares
   Outstanding, Basic and
    Diluted:                      86,402,665  26,424,348     75,996,399     17,341,411
                                 ============ ==========   =============  =============

              The accompanying notes are an integral part of these
                              financial statements

                        DIGITAL DEVELOPMENT PARTNERS, INC.
                             Statement of Cash Flows
-------------------------------------------------------------------------------

                                                                                         For the Period
                                                                                          of Inception,
                                                               For the Year Ended         Jan. 1, 2007,
                                                                   December 31,            to Dec. 31,
                                                         ---------------------------
                                                              2010            2009            2010
                                                         ------------    -----------     --------------
Cash flows from operating activities:
    Net loss                                             $ (8,272,310)      (168,723)   $ (8,500,349)
    Adjustments to reconcile net loss to
    net cash used by operating activities:
       Stock issued for asset, impaired                     8,030,492                      7,926,500
       Balance of investment, impaired                       (103,992)
    Change in operating assets and liabilities:
       Pre-paid deposits                                     (269,128)                      (269,128)
       Accounts payable and accrued liabilities               (83,080)          (225)         16,920
       Employee Loan                                          (33,000)                       (33,000)
                                                         -------------  -------------   -------------
    Net cash (used by) operating  activities                 (731,018)      (168,948)       (859,057)
                                                         -------------  -------------   -------------
 Cash flows from investing activities
       Stock issued for EFT project
       Stock issued for investment in subsidiary                              (5,000)         (5,000)
       Stock issued for goodwill                                                               5,000
       Option on assets exercised, cancelled                  100,000                              -
                                                         -------------  -------------   -------------
    Net cash (used by) investing activities                   100,000         (5,000)              -
                                                         -------------  -------------   -------------
Cash flows from financing activities:
    Proceeds of loans                                         619,666                        619,666
    Common stock issued for cash                                             167,000         219,500
    Common stock issued to finance services                    11,467                         11,467
    Contributed Capital                                        75,000            100          80,100
    Warrants issued for cash                                                  25,000          25,000
    Stock issued for debt                                     100,000                        100,000
                                                         -------------  -------------   -------------
    Net cash provided by financing
           activities                                         806,133        192,100       1,055,733
                                                         -------------  -------------   -------------
 Net increase (decrease) in cash                              175,115         18,152         196,676

 Cash, beginning of the period                                 21,561       $  3,409               -
                                                         -------------  -------------   -------------

 Cash, end of the period                                    $ 196,676       $ 21,561       $ 196,676
                                                         =============  =============   =============
 Supplemental cash flow disclosure:
    Interest paid                                           $       -       $      -       $       -
                                                         =============  =============   =============
    Taxes paid                                              $       -       $      -       $       -
                                                         =============  =============   =============

              The accompanying notes are an integral part of these
                              financial statements

                       DIGITAL DEVELOPMENT PARTNERS, INC.
              Statement of Stockholders' Equity For the period from
               Inception, (January 1, 2007), to December 31, 2010
-------------------------------------------------------------------------------
                                    (Unaudited)

                                                                                     Deficit
                                      Common Stock                   Accumulated      Total
                                   --------------------  Additional   during the   Shareholders'
                                   Number of              Paid-In    Development      Equity
                                    Shares     Amount     Capital      Stage         (Deficit)
                                  -----------  -------   ---------   -----------   -------------

Inception, January 1, 2007                -   $      -    $      -    $        -     $        -
Common stock issued for cash,
 Jan. 10, 2007 @ $0.01 per share  4,500,000      4,500      10,500                       15,000
Common stock issued for cash,
 May, 2007 @ $0.02 per share      3,975,000      3,975      22,525                       26,500
Common stock issued for cash,
 June, 2007 @ $0.02 per share     2,400,000      2,400      13,600                       16,000
Net loss for the year
 ended December 31, 2007                                                 (36,063)       (36,063)
                                -----------    -------   ---------   -----------     ----------
Balances, December 31, 2007      10,875,000    $10,875   $  46,625   $   (36,063)    $   21,437

Capital contributed Nov. 26, 2008                            5,000                        5,000
Net loss for year ended
 Dec.31, 2008                                                            (23,253)       (23,253)
                                -----------    -------   ---------   -----------     ----------
Balances, December 31, 2008      10,875,000    $10,875   $  51,625   $   (59,316)    $    3,184

Capital contributed August 1, 2009                             100                          100
Stock Issued for purchase of
 sub-sidiary Aug 3, 2009 @
 $0.0033/share                   15,495,000     15,495     (10,495)                       5,000

Sale of  warrant @ $25,000
  Aug.3, 2009                                               25,000                       25,000
Common stock issued for cash
  Dec. 31, 2009 @ $0.75 per share   216,000        216     161,784                      162,000
Net loss for year ended
  Dec.31, 2009                                                          (168,723)      (168,723)
                                -----------    -------   ---------   -----------     ----------
Balances, December 31, 2009      26,586,000    $26,586   $ 228,014   $  (228,039)    $   26,561

Capital Contributed Feb. 2, 2010                            75,000                       75,000
January 5, 2010 Stock issued
  for debt                          100,000        100      99,900                      100,000
Common Stock issued for services
 @ $0.10 per share Feb. 2, 2010     114,665        115      11,352                       11,467
Stock issued per Agreement with
 EFT Biotech Holdings, Inc.
 Feb. 18, 2010 @ $0.10 per share 79,265,000     79,265   7,847,235                    7,926,500
Common Stock returned to Treasury
  and cancelled Feb. 22, 2010   (20,095,000)   (20,095)     20,095                            -
June, 2010 stock issued
  pursuant to completion of
  Sep. 2009 offering                432,000        432        (432)                           -

Net loss for year ended
  Dec.31, 2010                                                        (8,272,310)    (8,272,310)
                                -----------    -------   ---------   -----------     ----------
Balances, December 31, 2010      86,402,665    $86,403  $8,281,164   $(8,500,349)   $  (132,782)
                                ===========    =======  ==========   ===========    ===========

              The accompanying notes are an integral part of these
                              financial statements

                        DIGITAL DEVELOPMENT PARTNERS INC.


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2010

1. Basis of Presentation and Nature of Operations

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

The financial statements have, in management's opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized in Note 2.

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

Accordingly on February 17, 2010 an agreement was signed with the cell phone company, EFT Bioteck Holding, Inc., which trades on the OTC Pink Sheets under the ticker symbol "EFTB", and markets its "EFT-Phone" through direct marketing in China including Hong Kong. Its distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company's common stock.

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

Following these transactions, the Company held a residual of 670,565 shares of YuDeal Inc. As required by the plan of reorganization, these shares were distributed to Company stockholders in March and April of 2010 on the basis of one share of YuDeal, Inc. for every ten shares of Company stock held.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, (formerly SFAS No. 157), "Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The carrying amounts of the Company's financial assets and liabilities as at December 31, 2010 were measured against the three levels of inputs required by the standard to measure fair value:

      Loan Receivable        $   33,000     Level 2 based on promissory notes
      Loans Payable -        $  619,666     Level 2 based on promissory notes

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

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events ( ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements." This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines "SEC Filer" as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2010, the FASB issued ASU No. 2010-11,  "Derivatives and Hedging (Topic
815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company's reported financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company's reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company's reported financial position or results of operations.

Development-Stage Company

The Company was in the development stage prior to its year ended December 31, 2010. During fiscal 2010 principal operations began and the Company began to earn significant revenue. Accordingly, the Company was no longer in the development stage during the year ended December 31, 2010.

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

As of December 31, 2010 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,666,330,000 shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2010 and 2009:

                                                  2010             2009
                                                  ----             ----
      Numerator:
      ----------

      Basic and diluted net loss per share:
                    Net Loss                   $(8,272,310)     $  (168,723)

      Denominator:
      ------------

      Basic and diluted weighted average
        number of shares outstanding            75,996,399       17,341,411

      Basic and Diluted Net Loss Per Share     $     (0.11)     $     (0.01)
      -------------------------------------

3.    Pre-paid Deposit
                                                September 30,    December 31,
                                                    2010              2011
                                                ------------------------------

                                                  269,128               0

A deposit was made for the manufacture of EFT smart phones following purchase of distribution and servicing rights from EFT Bioteck Holding, Inc. in February, 2010.

Cost of project, based on stock purchase:       $ 8,031,492
                                                ===========

The EFT Project was recorded as the cost of acquisition of a new line of technology through the acquisition in February, 2010 of the worldwide distribution and servicing rights for the "EFT Smart Phone". This was purchased from EFT Bioteck Holding, Inc, a cell phone enterprise operating in China, including Hong Kong, by the exchange of stock. The project was analyzed at year end for impairment related to future cash flows. It was found that current projections for sales will not cover operating costs in the foreseeable future. The project was therefore considered 100% impaired and written down accordingly.

5.    Loans Payable

                                                       December 31,

                                                  2010             2009
                                                ------------------------

      Loan Payable - EFT Biotech                $ 619,666            0

A promissory note was issued May 13, 2010 for $500,000 for cash received from to EFT Biotech Holdings Inc., a California corporation located in City of Industry, California. A series of additional advances from EFT Biotech followed from June to November, 2010, raising the total to $619,666. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely. The final advance in the series of $10,000 was made after maturity on November 29, 2010.

6. Income Taxes

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards. The net operating loss carryforwards may be used to reduce taxable income through the year 2025.

7. Capital Stock

Common Stock Issues:  2010

On January 5, 2010 the Company issued 100,000 shares of common stock to the principal of Top Floor Studio Inc. in payment for the option to buy all the membership interests of that company, pursuant to an agreement signed November 11, 2009.

On February 2, 2010 the Company issued 114,665 shares of common stock for services, at $0.10 per share, representing the market price of the stock. An expense of $11,467 was recorded. The shares were accompanied by an equal number of Series A and Series B warrants. The Series A warrants entitle the holder to purchase one share of the Corporations common stock at a price of $1.00 per share at any time on or before September 30, 2014. The Series B warrants are similar, the strike price being $1.25.

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

As at December 31, 2010, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 were issued and outstanding.

8.  Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

9.     Subsequent Events

Events subsequent to December 31, 2010 have been evaluated through March 30, 2010, the date these statements were available to be issued, to determine whether they should be disclosed. Management found no subsequent events to be disclosed.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2011.


                                      DIGITAL DEVELOPMENT PARTNERS, INC.


                                   By: /s/ Jack Jie Qin
                                      -----------------------------------------
                                      Jack Jie Qin, President


     Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    Title                          Date
                                    -----                          ----
/s/ Jack Jie Qin
---------------------------        Principal Executive
Jack Jie Qin                        Officer and Director        March 31, 2011


/s/ William E. Sluss
---------------------------        Principal Financial and
William E. Sluss                   Accounting Officer           March 31, 2011

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                           ANNUAL REPORT ON FORM 10-K


                                    EXHIBITS