Form 10-Q
period 2011-03-31
Digital Development Partners, Inc.
filed 2011-05-13
CIK 1409999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934

                  For the quarterly period ended March 31, 2011

[ ] Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act
    Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-52828

                       DIGITAL DEVELOPMENT PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

                NEVADA                                    98-0521119
    -------------------------------         ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
   of incorporation or organization)

                         17800 Castleton St., Suite 300
                           City of Industry, CA 91748
                    ---------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (626) 581-3335
                      -----------------------------------
                (Issuer's telephone number, including area code)

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

Large accelerated filer     [ ]         Accelerated filer           [ ]
Non-accelerated filer       [ ]         Smaller reporting company   [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of April 30, 2011.

                         Digital Development Partners, Inc.
                                   Balance Sheet
                                       as at
-------------------------------------------------------------------------------

                                                  March 31,     December 31,
                                                    2011           2010
                                                 -----------    ------------
                                                 (Unaudited)
ASSETS
   Current Assets
     Cash                                        $    77,616    $    196,676
     Stock Option                                          -               -
     Pre-paid Deposit                                 16,680         269,128
     Loan receivable                                                  33,000
                                                 -----------    ------------
                                                      94,296         498,804
   Other Assets
     Due From EFT                                     39,900               -
     Goodwill                                              -           5,000
                                                 -----------    ------------
                                                 $   134,196    $    503,804
                                                 ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Accounts Payable                                 25,707          16,920
   Long Term Liabilities
     Loan Payable (Note 5)                           300,000         619,666
                                                 -----------    ------------
                                                 $   325,707    $    636,586
   Stockholders' Equity
     Common Stock, $0.001 par value;
      authorized 225,000,000
      shares; issued and outstanding
      86,402,665 shares as at
      December 31, 2010,
      86,402,665 shares as at March
      31, 2011                                        86,403          86,403
     Additional Paid-In Capital                    8,281,164       8,281,164
     Deficit                                      (8,559,078)     (8,500,349)
                                                 -----------    ------------
        Total Stockholders' Equity                  (191,511)       (132,782)
                                                 -----------    ------------
                                                 $   134,196    $    503,804
                                                 ===========    ============

              The accompanying notes are an integral part of these
                              financial statements

                    DIGITAL DEVELOPMENT PARTNERS, INC.
                         Statement of Operations
-------------------------------------------------------------------------------
                               (Unaudited)


                                                For the
                                            Three Months Ended
                                                 March 31,
                                      -----------------------------
                                           2011            2010
                                      --------------   ------------

Revenue                               $      850,480   $      1,200
Cost of Sales                                787,690              -
                                      --------------   ------------
Operating Income                              62,790          1,200
                                      --------------   ------------
General and Administrative
Expenses:
       Advertising                            60,840          2,383
       Consulting                             26,250         41,445
       Professional Fees                       6,312         35,104
       Project Related Costs                       -         11,147
       Other Administrative
        Expenses                              23,556         15,274
                                      --------------   ------------
         Total General
          and Administrative
          Expenses                           116,958        105,353
                                      --------------   ------------

Net Loss from Operations                     (54,168)      (104,153)
                                      --------------   ------------
Other Income and Expense
       Interest Income                             2              -
       Interest Expense                       (4,563)             -
                                      --------------   ------------
                                              (4,561)             -
Net Loss                              $      (58,729)  $   (104,153)
                                      ==============   ============
Loss Per Common Share:
       Basic and Diluted              $        (0.00)  $      (0.00)
                                      ==============   ============
Weighted Average Shares
 Outstanding,

       Basic and Diluted:                 86,402,665     22,334,344
                                      ==============   ============

              The accompanying notes are an integral part of these
                              financial statements

                       DIGITAL DEVELOPMENT PARTNERS, INC.
                        Statement of Stockholders' Equity
        For the period from Inception (January 1, 2007) to March 31,2011
--------------------------------------------------------------------------------
                                   (Unaudited)

                                       Common Stock                                        Total
                                   -------------------     Additional                  Shareholders'
                                    Number of               Paid-In                       Equity
                                     Shares      Amount     Capital          Deficit     (Deficit)
                                   -----------  --------   ----------     ------------  ------------
Inception, January 1, 2007                  -   $      -   $        -     $          -  $          -
Common stock issued for cash,
  Jan. 10, 2007 @ $0.01 per share   4,500,000      4,500       10,500                         15,000
Common stock issued for cash,
  May, 2007 @ $0.02 per share       3,975,000      3,975       22,525                         26,500
Common stock issued for cash,
  June, 2007 @ $0.02 per share      2,400,000      2,400       13,600                         16,000
Net loss for the year ended
  December 31, 2007                                                            (36,063)      (36,063)
                                   -----------  --------   ----------      ------------  ------------


Balances, December 31, 2007         10,875,000  $ 10,875   $   46,625      $   (36,063)  $    21,437
Capital contributed Nov. 26,
 2008                                                           5,000                          5,000
Net loss for year ended
 Dec.31, 2008                                                                  (23,253)      (23,253)
                                   -----------  --------   ----------      ------------  ------------

Balances, December 31, 2008         10,875,000  $ 10,875   $   51,625      $   (59,316)  $     3,184
Capital contributed August
 1, 2009                                                          100                            100
Stock Issued for purchase of
 subsidiary Aug 3, 2009 @
 $0.0033/share                      15,495,000    15,495      (10,495)                         5,000

Sale of  warrant @ $25,000
 Aug.3, 2009                                                   25,000                         25,000
Common stock issued for cash
 Dec. 31, 2009 @ $0.75 per
 share.                                216,000       216      161,784                        162,000
Net loss for year ended
 Dec.31, 2009                                                                 (168,723)     (168,723)
                                   -----------  --------   ----------      ------------  ------------

Balances, December 31, 2010         26,586,000   $26,586   $  228,014      $  (228,039)   $   26,561
Capital Contributed Feb. 2,
 2010                                                          75,000                         75,000
January 5, 2010 Stock issued
 for debt                              100,000       100       99,900                        100,000


Common Stock issued for
 services @ $0.10 per share
 Feb. 2, 2010                          114,665       115       11,352                         11,467
Stock issued per Agreement
 with EFT Biotech Holdings,
 Inc. Feb. 18, 2010 @ $0.10
 per share                          79,265,000    79,265    7,847,235                      7,926,500
Common Stock returned to Treasury
 and cancelled Feb. 22, 2010       (20,095,000)  (20,095)      20,095                              -
June, 2010 stock issued
 pursuant to completion of
 Sep. 2009 offering.                   432,000       432         (432)                             -
Net loss for year ended
 Dec.31, 2010                                                               (8,272,310)   (8,272,310)
                                   -----------  --------   ----------      ------------  ------------

Balances, December 31, 2010         86,402,665  $ 86,403   $8,281,164      $(8,500,349)  $  (132,782)

Net loss for the three months                                                  (58,729)      (58,729)
                                   -----------  --------   ----------      ------------  ------------
Balances, March 31, 2011            86,402,665  $ 86,403   $8,281,164      $(8,559,078)  $  (191,511)
                                   ===========  ========   ==========      ============  ============


              The accompanying notes are an integral part of these
                              financial statements

                     DIGITAL DEVELOPMENT PARTNERS, INC.
                           Statement of Cash Flows
-----------------------------------------------------------------------------
                                 (Unaudited)
                                                   For the
                                              Three Months Ended
                                                  March 31,
                                   ----------------------------------------
                                          2011                 2010
                                   -------------------  -------------------
 Cash flows from operating
activities:

    Net loss                       $       (58,729)      $      (104,153)
    Adjustments to reconcile net
     loss to
     net cash used by operating
     activities:                                 -                     -
    Change in operating assets
     and liabilities:
      Accounts payable, accrued
       liabilities                           8,787              (100,000)

      Deposits                             252,448
                                   -------------------  -------------------
    Net cash provided (used) by
     operating  activities                 202,506              (204,153)
                                   -------------------  -------------------

 Cash flows from investing
  activities

      Investment in EFT Project                               (8,030,492)
      Stock Option                                               100,000
      Non cash issue of stock for
       investment                                              7,926,500
      Impairment of Goodwill                5,000
                                   -------------------  -------------------
    Net cash provided (used) by
     investing activities                   5,000                 (3,992)
 Cash flows from financing
  activities:

      Repayment of loans                 (319,666)
      Proceeds of loan receivable          33,000
      Loan to related company             (39,900)
      Non cash issue of stock for
       services                                                   11,467
      Non cash issue of stock for
       debt                                                      100,000
      Contributed Capital                                         75,000
                                   -------------------  -------------------
    Net cash provided (used) by
     financing activities                (326,566)               186,467
                                   -------------------  -------------------

 Net increase (decrease) in cash         (119,060)               (21,678)

 Cash, beginning of the period            196,676                 21,561
                                   -------------------  -------------------

 Cash, end of the period           $       77,616       $           (117)
                                   ===================  ===================
 Supplemental cash flow
  disclosure:
     Interest paid                 $            -       $              -
                                   ===================  ===================
    Taxes paid                     $            -       $              -
                                   ===================  ===================

              The accompanying notes are an integral part of these
                              financial statements

                        DIGITAL DEVELOPMENT PARTNERS INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (Unaudited)
1.    Basis of Presentation and Nature of Operations

    These unaudited interim financial statements as of and for the three months ended March 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011. Organization

    The company was incorporated as Cyprium Resources, Inc. under the laws of the State of StateplaceNevada December 22, 2006. The Company was originally formed for mineral exploration in the United States. On May 19, 2009 the Company's name was changed to Digital Development Partners, Inc.

    Current Business of the Corporation

    In January, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims. The lease was maintained current through September 30, 2008, however mining activities were limited. The lease was terminated by mutual agreement in November 2008.

    In a move to further the Company's plans to market an on-line coupon system to merchants, the Company gained control of two private companies in 2009 involved in related enterprises; 4gDeals Inc. (later Yu Deal Inc.), and Top Floor Studio. These companies began to work together on the project.

    A reassessment of the Company's direction resulted in a reorganization plan on February 17, 2010 which included:

       1. Acquisition of a new line of technology through the acquisition of the worldwide distribution and servicing rights to a cell phone enterprise based in Hong Kong;
       2. Change in management;
       3. Sale of the Company's option on Top Floor Studio; 4. Distribution of the Company's shares in YuDeal, Inc. to the stockholders.

    Pursuant to the plan, the Company's interests in Top Floor Studio and YuDeal Inc. were disposed of in February, 2010. The Company's option on Top Floor was sold to YuDeal, Inc. for YuDeal common stock, which in turn was traded for 20,095,000 shares of Company stock. These shares were returned to Treasury and cancelled. A residual of YuDeal stock was distributed to Company stockholders in March and April, 2010.

    As part of the reorganization plan, the management team of the Company resigned. The Company's president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Biotech Holdings, Inc., now named EFT Holdings, Inc. ("EFT"). EFT trades on the OTC Pink Sheets under the ticker symbol "EFTB"

    On February 17, 2010 an agreement was signed with, EFT and markets its "EFT-Phone" through direct marketing in China including Hong Kong. Its distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company's common stock.


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

    Fair Value of Financial Instruments

    The Financial Accounting Standards Board issued ASC No. 820, "Fair Value Measurements and Disclosures." ASC No. 820 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of June 30, 2010 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

    As of March 31, 2011 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,666,330,000 shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and year ended December 31, 2010:

                                                       2011         2010
                                                       ----         ----
      Numerator
      ---------

      Basic and diluted net loss per share:
          Net Lo                                  $  (58,729)   $  (104,153)

      Denominator
      -----------

      Basic and diluted weighted average
       number of shares outstanding               86,402,665     22,334,344

      Basic and Diluted Net Loss Per Share        $    (0.00)   $     (0.00)
      -------------------------------------


    3.    Pre-paid Deposit

                                                    March 31,     December 31,
                                                      2011            2010
                                                    ---------     ------------

                                                    $ 16,680      $  269,128
                                                    ========      ==========


    A deposit was made for the manufacture of EFT smart phones following purchase of distribution and servicing rights from EFT Bioteck Holding, Inc. in February, 2010.

                                                    March 31,     December 31,
                                                      2011            2010
                                                    ---------     ------------

                                                    $      0      $        0
                                                    ========      ==========

    The EFT Project is a new line of technology purchased in February, 2010: the worldwide distribution and servicing rights for the "EFT Smart Phone".

    This was purchased from EFT, by the exchange of stock, and valued at $8,031,492. Impairment was considered at the year ended December 31, 2010 based on future cash flows, and the investment written down to zero. The Company still retains all rights originally purchased.

                                                    March 31,     December 31,
                                                      2011            2010
                                                    ---------     ------------

        Loan Payable - EFT                          $300,000      $  619,666
                                                    ========      ==========

    A promissory note for $500,000 was issued May 13, 2010 to EFT. A series of advances was received from EFT Biotech during the fiscal year ended December 31, 2010 totaling $619,666. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely. The note was paid down to $300,000 in January, 2011

    6.      Income Taxes

    No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards. The net operating loss carryforwards may be used to reduce taxable income through the year 2025.

    7.      Capital Stock

    No stock was issued in the three months ended March 31, 2011.

    As at March 31, 2010, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 were issued and outstanding.

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

     Between November 2008 and August 2009 the Company was inactive.

     On August 3, 2009 the Company acquired all of the outstanding shares of 4gDeals, Inc ("4gDeals") for 15,495,000 shares of the Company's common stock.

     On December 18, 2009 4gDeal's articles of incorporation were amended to change the name of 4gDeals to YuDeal, Inc., ("YuDeal").

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

     Consistent with its reorganization plan, on February 18, 2010 the Company's directors approved an agreement between the Company and EFT Biotech Holdings, Inc., now named EFT Holdings, Inc., ("EFT"), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the "EFT-Phone" in exchange for 79,265,000 shares of the Company's common stock.

     EFT markets its products through a direct sales organization. Once a customer of EFT's makes a minimum purchase of $300 (plus $30 for shipping and handling fees), the customer becomes an "affiliate". As of March 31, 2011, EFT had approximately 1,200,000 affiliates, a majority of which are located in China and Hong Kong.

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

     The Company began marketing the EFT-Phones to the affiliates of EFT in July 2010. The EFT-Phone has a retail price of approximately $300.

     As of March 31, 2011 the Company did not have any full time employees.

     Results of Operations

     Material changes of items in the Company's Statement of Operations for the quarter ended March 31, 2011 as compared to the same period in the prior year are discussed below:

                               Increase (I)
    Item                      or Decrease (D) Reason

    Revenue, Cost of Sales          I         The Company began marketing the
      and Advertising                         EFT-Phones  to the  affiliates
                                              of EFT in July 2010.

    Consulting                      D         Amounts  during the three  months
                                              ended March 31, 2010 were  higher
                                              than the current  period as the
                                              Company  incurred  one-time  costs
                                              when it   began   assembling   the
                                              organizational structure  required
                                              to  distribute  the  EFT phone.

    Professional fees               D         Amounts  during the three  months
                                              ended March 31, 2010 were  higher
                                              than the current  period as the
                                              Company  incurred  one-time  costs
                                              when it   began   assembling   the
                                              organizational structure required
                                              to  distribute  the  EFT phone.

     The Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

     The Company does not have any firm commitments from any person to provide the Company with any additional capital.

     See Note 2 to the financial statements included as part of this report for a description of the Company's accounting policies and recent accounting pronouncements.

     See Note 4 to the financial statements included as part of this report for information concerning the impairment of the Company's principal asset.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 6.  Exhibits


Exhibits
--------
  31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DIGITAL DEVELOPMENT PARTNERS, INC.


May 12, 2011                          By:/s/ Jack Jie Qin
                                         -------------------------------------
                                         Jack Jie Qin, President and Principal
                                         Executive Officer



May 12, 2011                           By:/s/ William E. Sluss
                                          ------------------------------------
                                          William E. Sluss, Principal Financial
                                          and Accounting Officer