Form 10-Q
period 2011-06-30
Digital Development Partners, Inc.
filed 2011-08-15
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2011

☐ Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    000-52828

DIGITAL DEVELOPMENT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0521119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St., Suite 300
City of Industry, CA  91748
 (Address of principal executive offices, including Zip Code)

(626) 581-3335
(Issuer’s telephone number, including area code)

 (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of July 31, 2011.

DIGITAL DEVELOPMENT PARTNERS, INC.
Balance Sheet
as at

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$28,468	$196,676
Pre-paid Deposit	16,680	269,128
Loan receivable	-	33,000
	45,148	498,804
Other Assets
Due From EFT Holdings, Inc.	45,000	-
Goodwill	-	5,000

	$90,148	$503,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	25,036	16,920

Long Term Liabilities
Loan Payable (Note 5)	300,000	619,666
	$325,036	$636,586

Stockholders' Equity
Common Stock, $0.001 par value; authorized 225,000,000
shares; issued and outstanding
86,402,665 shares as at December 31, 2010,
86,402,665 shares as at June 30, 2011	86,403	86,403
Additional Paid-In Capital	8,281,164	8,281,164
Deficit	(8,602,455)	(8,500,349)

Total Stockholders' Equity	(234,888)	(132,782)

	$90,148	$503,804

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$71,402	$0	921,882	1,200

Cost of Sales	66,300	1,895	853,990	13,042

Operating Income	5,102	(1,895)	67,892	(11,842)

General and Administrative Expenses:				0
Advertising		0	61,235	2,383
Consulting	22,500	0	48,750	42,575
Professional Fees	9,885	24,407	16,197	59,511
Transfer Fees		2,450	402	2,450
Project Related Costs	0	0	0	0
Other Administrative Expenses	12,385	5,501	35,144	19,645
Total General and
Administrative Expenses	44,770	32,358	161,728	126,564

Net Loss from Operations	(39,668)	(34,253)	(93,836)	(138,406)

Other Income and Expense
Interest Income	0	0	0
Interest Expense	(3,709)	(2,871)	(8,270)	(2,871)
	(3,709)	(2,871)	(8,270)	(2,871)

Net Loss	$(43,377)	(37,124)	(102,106)	(141,277)

Loss Per Common Share:
Basic and Diluted	$(0.00)	0	0	0

Weighted Average Shares Outstanding,
Basic and Diluted:	86,402,665	26,800,665	86,402,665	26,777,476

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Stockholders' Equity
For the period from January 1, 2007 to June 30, 2011
(Unaudited)

	Common Stock		Additional		Total Shareholders'
	Number of		Paid-In		Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances January 1, 2007	0	$0	$0	$0	$0
Common stock issued for cash,
Jan. 10, 2007 @ $0.01 per share	4,500,000	4,500	10,500	0	15,000
Common stock issued for cash,
May, 2007 @ $0.02 per share	3,975,000	3,975	22,525	0	26,500
Common stock issued for cash,
June, 2007 @ $0.02 per share	2,400,000	2,400	13,600	0	16,000
Net loss for the year ended
December 31, 2007				(36,063)	(36,063)
Balances, December 31, 2007	10,875,000	$10,875	$46,625	$(36,063)	$21,437
Capital contributed Nov. 26, 2008			5,000		5,000
Net loss for year ended Dec.31, 2008				(23,253)	(23,253)
Balances, December 31, 2008	10,875,000	$0,875	$51,625	$(59,316)	$3,184
Capital contributed August 1, 2009			100	0	100
Stock Issued for purchase of sub-
sidiary Aug 3, 2009 @ $0.0033/share	15,495,000	15,495	(10,495)	0	5,000
Sale of warrant @ $25,000 Aug.3, 2009			25,000	0	25,000
Common stock issued for cash
Dec. 31, 2009 @ $0.75 per share.	216,000	216	161,784	0	162,000
Net loss for year ended Dec.31, 2009				(168,723)	(168,723)
Balances, December 31, 2010	26,586,000	$6,586	$228,014	$(228,039)	$26,561
Capital Contributed Feb. 2, 2010			75,000	0	75,000
January 5, 2010 Stock issued for debt	100,000	100	99,900	0	100,000
Common Stock issued for services
@ $0.10 per share Feb. 2, 2010	114,665	115	11,352	0	11,467
Stock issued per Agreement with
EFT Biotech Holdings, Inc. Feb. 18,	79,265,000	79,265	7,847,235	0	7,926,500
2010 @ $0.10 per share
Common Stock returned to Treasury
and cancelled Feb. 22, 2010	(20,095,000)	(20,095)	20,095	0	0
June, 2010 stock issued pursuant to
completion of Sep. 2009 offering.	432,000	432	(432)	0	0
Net loss for year ended Dec.31, 2010				(8,272,310)	(8,272,310)
Balances, December 31, 2010	86,402,665	$86,403	$8,281,164	$(8,500,349)	$(132,782)
Net loss for the six months				(102,106)	(102,106)
Balances, June 30, 2011	86,402,665	$86,403	$8,281,164	$(8,602,455)	$(234,888)

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Cash Flows
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(102,106)	$(141,277)
Adjustments to reconcile net loss to
net cash used by operating activities:	0	0
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	8,116	3,082
Deposits	252,448	0
Net cash provided (used) by operating activities	158,458	(138,195)

Non Cash investing and financing activities
Non cash issue of stock for investment	0	7,926,500
Non cash issue of stock for services	0	11,467
	0	7,937,967
Cash flows from investing activities
Investment in EFT Project	0	(8,030,492)
Stock Option	0	100,000
Impairment of Goodwill	5,000
Net cash provided (used) by investing activities	5,000	(7,930,492)

Cash flows from financing activities:
Repayment of loans	(319,666)	0
Proceeds of loan receivable	33,000	0
Loan to related Party	(45,000)	523,020
Non cash issue of stock for debt	0	0
Contributed Capital	0	75,000
Net cash provided (used) by financing
activities	(331,666)	598,020

Net increase (decrease) in cash	(168,208)	467,300
	0	0
Cash, beginning of the period	196,676	21,561
Cash, end of the period	$28,468	$488,861

Supplemental cash flow disclosure:
Interest paid	$0	$0
Taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)

1.           Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the six months ended June 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Organization

The Company was incorporated as Cyprium Resources, Inc. under the laws of the State of Nevada December 22, 2006.  The Company was originally formed for mineral exploration in the United States.  On May 19, 2009 the Company’s name was changed to Digital Development Partners, Inc.

Current Business of the Corporation

In January, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims.  The lease was maintained current through September 30, 2008, however mining activities were limited.  The lease was terminated by mutual agreement in November 2008.

In a move to further the Company’s plans to market an on-line coupon system to merchants, the Company gained control of two private companies in 2009 involved in related enterprises; 4gDeals Inc. (later Yu Deal Inc.), and Top Floor Studio. These companies began to work together on the project.

A reassessment of the Company’s direction resulted in a reorganization plan on February 17, 2010 which included:

1. Acquisition of a new line of technology through the acquisition of the worldwide distribution and servicing rights to a cell phone enterprise based in Hong Kong;
2. Change in management;
3. Sale of the Company’s option on Top Floor Studio;
4. Distribution of the Company’s shares in YuDeal, Inc. to the stockholders.

Pursuant to the plan, the Company’s interests in Top Floor Studio and YuDeal Inc. were disposed of in February, 2010.  The Company’s option on Top Floor was sold to YuDeal, Inc. for YuDeal common stock, which in turn was traded for 20,095,000 shares of Company stock.  These shares were returned to Treasury and cancelled.  A residual of YuDeal stock was distributed to Company stockholders in March and April, 2010.

As part of the reorganization plan, the management team of the Company resigned.   The Company’s president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Biotech Holdings, Inc., now named EFT Holdings, Inc. (“EFT”). EFT  trades on the OTC Pink Sheets under the ticker symbol “EFTB”

EFT markets its “EFT-Phone” through direct marketing in China, including Hong Kong.   The distribution and servicing rights to the EFT phone were acquired by the Company in February 2010 exchange for 79,265,000 shares of the Company’s common stock.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates. Significant estimates made by management are, among others, reliability of long-lived assets and deferred taxes.

Cash and equivalents

Cash and equivalents include investments with initial maturities of six months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC No. 820, “Fair Value Measurements and Disclosures.” ASC No. 820 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of June 30, 2010 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

Income Taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined under “Going Concern” following.

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-29 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU has a material impact on its financial position or results of operations at this time.

On December 1, 2010, we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

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

As of June 30, 2011 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,330,665 shares of common stock.  Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2011 and 2010:

Numerator:	2011	2010

Basic and diluted net loss per share:
Net Loss	$(102,106)	$(141,277)

Denominator

Basic and diluted weighted average number of shares outstanding	86,402,665	26,777,476

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

 3.       Pre-paid Deposit

June 30, 2011	December 31, 2010

$16,680	$269,128

A deposit was made for the manufacture of EFT smart phones following purchase of distribution and servicing rights from EFT Holdings, Inc. in February, 2010.

4.        EFT Project

June 30, 2011	December 31, 2010

$0	$0

The EFT Project is a new line of technology purchased February, 2010: the worldwide distribution and servicing rights for the “EFT Smart Phone”.  This was purchased from EFT Holdings, Inc, a cell phone enterprise operating in China, including Hong Kong, by the exchange of stock, and valued at $8,031,492.  Impairment was considered at the year ended December 31, 2010 based on future cash flows, and the investment written down to zero. The Company still retains all rights originally purchased.

5.       Loans Payable

	June 30, 2011	December 31, 2010

Loan Payable – EFT Holdings, Inc.	$300,000	$619,666

A promissory note for $500,000 was issued May 13, 2010 to EFT Holdings Inc. A series of advances was received from EFT Holdings during the fiscal year ended December 31, 2010 totaling $619,666. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely. The note was paid down to $300,000 in January, 2011.

6.   Income Taxes

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carry-forwards.  The net operating loss carry-forwards may be used to reduce taxable income through the year 2025.

7.   Capital Stock

No stock was issued in the three months ended June 30, 2011.

As at June 30, 2011, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 were issued and outstanding.

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

Between November 2008 and August 2009 the Company was inactive.

On August 3, 2009 the Company acquired all of the outstanding shares of 4gDeals, Inc (“4gDeals”) for 15,495,000 shares of the Company’s common stock.

On December 18, 2009 4gDeal’s articles of incorporation were amended to change the name of 4gDeals to YuDeal, Inc., (“YuDeal”).

YuDeal is developing a software based network which will allow restaurants, merchants and service providers to send text messages to customers advising the customer of discounts or other promotional offers

In February 2010 the Company determined that its existing capital structure would impair its ability to raise the capital required to further the development of YuDeal’s network.  Accordingly, the Company adopted a reorganization plan which:

●	involved the distribution of its shares in YuDeal to the Company’s shareholders; and

●	the acquisition of new line of technology which has the prospect of being the core of a commercially viable business.

Consistent with its reorganization plan, on February 18, 2010 the Company’s directors approved an agreement between the Company and EFT Biotech Holdings, Inc., now named EFT Holdings, Inc., (“EFT”), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the “EFT-Phone” in exchange for 79,265,000 shares of the Company’s common stock

EFT markets its products through a direct sales organization.  Once a customer of EFT’s makes a minimum purchase of $300 (plus $30 for shipping and handling fees), the customer becomes an “affiliate”.  As of July 31, 2011, EFT had approximately 1,200,000 affiliates, a majority of which are located in China and Hong Kong.

The EFT-Phone consists of a cell phone which uses the Microsoft Operating System.  The phone is manufactured by an unrelated third party.  The EFT-Phone has an application that will allow EFT’s affiliate base to access all of their back office sites including their Funds Management Account where the affiliate will be able to deposit, withdraw and transfer money to another EFT account or to another EFT Affiliate at no cost for the transfer.  The EFT-Phone will have educational applications and PowerPoint presentation capability for training new affiliates anywhere in the world

The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to EFT’s affiliates and others.  Servicing includes the collection of service fees for all EFT-Phones worldwide, including monthly fees, usage fees, as well as call forwarding, call waiting, text messaging and video fees.  The Company also acquired the rights to distribute all EFT-Phone accessories

The Company began marketing the EFT-Phones to the affiliates of EFT in July 2010.  The EFT-Phone has a retail price of approximately $300.

As of July 31, 2011 the Company did not have any full time employees.

Results of Operations

Material changes of items in the Company’s Statement of Operations for the three and six months ended June 30, 2011 as compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenue, Cost of Sales and Advertising	I	The Company began marketing the EFT-Phones to the affiliates of EFT in July 2010.

Professional fees	D	Amounts during the six months ended June 30, 2010 were higher than the current period as the Company incurred one-time costs when it began assembling the organizational structure required to distribute the EFT phone.

Other Administrative Expenses	I	Increase mainly due to the expense associated with the hiring of a Chief Financial Officer for the Company.

Advertising Expense (increase)	I	Increase for the six months ended June 30, 2011 was mainly due to one-time costs incurred by the company related to the promotion of the EFT phone.

The Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

The Company does not have any firm commitments from any person to provide the Company with any additional capital

See Note 2 to the financial statements included as part of this report for a description of the Company’s accounting policies and recent accounting pronouncements.

See Note 4 to the financial statements included as part of this report for information concerning the impairment of the Company’s principal asset.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2011, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

August 10, 2011	By:	/s/ Jack Jie Qin
Jack Jie Qin
President and Principal Executive Officer

August 10, 2011	By:	/s/ William E. Sluss
William E. Sluss,
Principal Financial and Accounting Officer