Form 10-Q
period 2011-09-30
Digital Development Partners, Inc.
filed 2011-11-14
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                 ☐                                    Accelerated filer                                       ☐
Non-accelerated filer                   ☐                                    Smaller reporting company                     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of October 31, 2011.

Digital Development Partners, Inc.
Balance Sheet
as of

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$48,408	$196,676
Pre-paid Deposit	16,680	269,128
Loan Receivable	-	33,000
	65,088	498,804
Other Assets
Due From EFT International, Ltd.	15,000	-
Goodwill	-	5,000

	$80,088	$503,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	32,601	16,920

Long Term Liabilities
Loan Payable (Note 5)	300,000	619,666
	$332,601	$636,586

Stockholders' Equity
Common Stock, $0.001 par value; authorized 225,000,000
shares; issued and outstanding
86,402,665 shares as of December 31, 2010,
86,402,665 shares as of September 30, 2011	86,403	86,403
Additional Paid-In Capital	8,281,164	8,281,164
Deficit	(8,620,080)	(8,500,349)

Total Stockholders' Equity	(252,513)	(132,782)

	$80,088	$503,804

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$195,002	$100,000	$1,116,887	$101,200

Cost of Sales	180,000	76,454	1,033,990	92,500

Operating Income	15,002	23,546	82,897	8,700

General and Administrative Expenses:				-
Advertising	-	55,000	61,235	57,383
Consulting	7,500	25,060	56,250	66,505
Professional Fees	10,805	6,815	27,271	66,326
Transfer Fees	-	734	402	3,184
Project Related Costs	-	17,746	-	14,742
Other Administrative Expenses	10,570	4,603	45,447	25,378
Total General and
Administrative Expenses	28,875	109,958	190,605	233,518

Net Loss from Operations	(13,873)	(86,412)	(107,708)	(224,818)

Other Income and Expense
Interest Income	-	711	-	711
Interest Expense	(3,751)	(6,639)	(12,023)	(9,510)
	(3,751)	(5,928)	(12,023)	(8,799)

Net Loss	$(17,624)	$(92,340)	$(119,731)	$(233,617)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	86,402,665	86,402,665	86,402,665	72,489,525

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Stockholders' Equity
For the period from January 1, 2007 to September 30, 2011
(Unaudited)

	Common Stock		Additional		Shareholders'
	Number of		Paid-In		Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances January 1, 2007	-	$-	$-	$-	$-
Common stock issued for cash,
Jan. 10, 2007 @ $0.01 per share	4,500,000	4,500	10,500		15,000
Common stock issued for cash,
May, 2007 @ $0.02 per share	3,975,000	3,975	22,525		26,500
Common stock issued for cash,
June, 2007 @ $0.02 per share	2,400,000	2,400	13,600		16,000
Net loss for the year ended
December 31, 2007				(36,063)	(36,063)
Balances, December 31, 2007	10,875,000	$10,875	$46,625	$(36,063)	$21,437
Capital contributed Nov. 26, 2008			5,000		5,000
Net loss for year ended Dec.31, 2008				(23,253)	(23,253)
Balances, December 31, 2008	10,875,000	$10,875	$51,625	$(59,316)	$3,184
Capital contributed August 1, 2009			100		100
Stock Issued for purchase of sub-
sidiary Aug 3, 2009 @ $0.0033/share	15,495,000	15,495	(10,495)		5,000
Sale of warrant @ $25,000 Aug.3, 2009			25,000		25,000
Common stock issued for cash
Dec. 31, 2009 @ $0.75 per share.	216,000	216	161,784		162,000
Net loss for year ended Dec.31, 2009				(168,723)	(168,723)
Balances, December 31, 2010	26,586,000	$26,586	$228,014	$(228,039)	$26,561
Capital Contributed Feb. 2, 2010			75,000		75,000
January 5, 2010 Stock issued for debt	100,000	100	99,900		100,000
Common Stock issued for services
@ $0.10 per share Feb. 2, 2010	114,665	115	11,352		11,467
Stock issued per Agreement with
EFT Biotech Holdings, Inc. Feb. 18,
2010 @ $0.10 per share	79,265,000	79,265	7,847,235		7,926,500
Common Stock returned to Treasury
and cancelled Feb. 22, 2010	(20,095,000)	(20,095)	20,095		-
June, 2010 stock issued pursuant to
completion of Sep. 2009 offering.	432,000	432	(432)		-
Net loss for year ended Dec.31, 2010				(8,272,310)	(8,272,310)
Balances, December 31, 2010	86,402,665	$86,403	$8,281,164	$(8,500,349)	$(132,782)
Net loss for the nine months				(119,731)	(119,731)
Balances, September 30, 2011	86,402,665	$86,403	$8,281,164	$(8,620,080)	$(252,513)

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Cash Flows
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(119,731)	$(233,617)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	15,682	(90,289)
Deposits	252,447	(615,078)
Net cash provided (used) by operating activities	148,398	(938,984)

Cash flows from investing activities
Investment in EFT Project	-	(8,030,492)
Issue of stock for investment	-	8,026,500
Stock Option	-	100,000
Net cash provided (used) by investing activities	-	96,008

Cash flows from financing activities:
Repayment of loans	(319,666)	-
Proceeds of loan receivable	33,000	668
Loan to related Party	(15,000)	938,604
Issue of stock for services	-	11,467
Contributed Capital	-	75,000
Net cash provided (used) by financing activities	(301,666)	1,025,739
Non cash impairment of Goodwill	5,000
Net increase (decrease) in cash	(148,268)	182,763

Cash, beginning of the period	196,676	21,561

Cash, end of the period	$48,408	$204,324

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS INC.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

1.      Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three and nine months ended September 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position and the results of it's operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's fiscal year end December 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Organization

The Company was incorporated as Cyprium Resources, Inc. under the laws of the State of Nevada December 22, 2006. The Company was originally formed for mineral exploration in the United States. On May 19, 2009 the Company's name was changed to Digital Development Partners, Inc. The Company adopted December 31 as its fiscal year end.

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

Pursuant to the plan, the Company's interests in Top Floor Studio and YuDeal Inc. were disposed of in February, 2010. The Company's option on Top Floor was sold to YuDeal, Inc. for YuDeal common stock, which in turn was exchanged for 20,095,000 shares of Company stock. These shares were returned to Treasury and cancelled. A residual of YuDeal stock was distributed to Company stockholders in March and April, 2010.

In connection with the reorganization, the management team of the Company resigned. The Company's president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Holdings Inc. (formerly named EFT Biotech Holdings, Inc.).

On February 17, 2010 an agreement was signed with , EFT Holdings, Inc., which markets its "EFT-Phone" through direct marketing in China and Hong Kong. Its distribution and servicing rights were acquired by the Company in exchange for 79,265,000 shares of the Company's common stock. As a result, EFT Holdings Inc. became the Company's majority stockholder.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC No. 820, "Fair Value Measurements and Disclosures." ASC No. 820 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of September 30, 2011 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740, "Income Taxes'" Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, "Accounting For Uncertainty In Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2010 and 2009, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

The Company has reviewed issued and proposed accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any recently adopted or proposed pronouncements to have a material impact on its results of operations or financial position.

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

As of September 30, 2011 the Company has potentially dilutive securities in outstanding warrants for the purchase of shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2011 and 2010:

	2011	2010
Numerator:

Basic and diluted net loss per share:
Net Loss	$(119,731)	$(233,617)

Denominator

Basic and diluted weighted average number of shares outstanding	86,402,665	72,489,525

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

3.     Pre-paid Deposit

September 30, 2011	December 31, 2010
$ 16,680	$ 269,128

A deposit was made for the manufacture of EFT smart phones following purchase of distribution and servicing rights from EFT Holdings in February, 2010. The deposit has been depleted by orders for smart phones.

4.     EFT Project

September 30, 2011	December 31, 2010
$ 0	$ 0

The worldwide distribution and servicing rights for the "EFT Smart Phone" were purchased from EFT Holdings, Inc, operating in China and Hong Kong, by the exchange of stock valued at $8,031,492. Impairment was considered at the year ended December 31, 2010 based on future cash flows, and the investment written down to zero. The Company still retains all rights originally purchased.

5.      Loans Payable

	September 30, 2011	December 31, 2010

Loan Payable - EFT Biotech	$300,000	$619,666

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

No provision was made for federal income tax since the Company had an operating loss and has accumulated net operating loss carryforwards of approximately $8.6 million. The net operating loss carry-forwards may be used to reduce taxable income through the year 2025.

7.      Capital Stock

No stock was issued in the nine months ended September 30, 2011.

As of September 30, 2011, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 shares were issued and outstanding.

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

In February 2010 the Company determined that its existing capital structure would impair its ability to raise the capital required to further the development of YuDeal’s network.  Accordingly, the Company adopted a reorganization plan which:

•	involved the distribution of its shares in YuDeal to the Company’s shareholders; and

•	the acquisition of new line of technology which has the prospect of being the core of a commercially viable business.

Consistent with its reorganization plan, on February 18, 2010 the Company’s directors approved an agreement between the Company and EFT Biotech Holdings, Inc., now named EFT Holdings, Inc., (“EFT”), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the “EFT-Phone” in exchange for 79,265,000 shares of the Company’s common stock.

EFT markets its products through a direct sales organization.  Once a customer of EFT’s makes a minimum purchase of $300 (plus $30 for shipping and handling fees), the customer becomes an “affiliate”.  As of October 31, 2011, EFT had approximately 1,241,928 affiliates, a majority of which are located in China and Hong Kong.

The EFT-Phone is a cell phone which uses the Android Operating System.  The phone is manufactured by an unrelated third party.  The EFT-Phone has an application that allows EFT’s affiliate base to access all of their back office sites including their Funds Management Account where the affiliate is able to deposit, withdraw and transfer money to another EFT account or to another EFT Affiliate at no cost for the transfer.  The EFT-Phone has educational applications and PowerPoint presentation capability for training new affiliates anywhere in the world.

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

The Company began marketing the EFT-Phones to the affiliates of EFT in July 2010.  The EFT-Phone has a retail price of approximately $400.

As of October 31, 2011 the Company did not have any full time employees.

Results of Operations

Material changes of items in the Company’s Statement of Operations for the three months ended September 30, 2011 as compared to the same period in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Revenue	I	Sale of more phones during current quarter.

Operating Income, as a percentage of revenue	D	Reduction in the retail price of EFT phones

Advertising	D	Marketing campaign conducted in prior year was not renewed.

Professional fees	I	Investor relations contract in force during 2010 was not renewed in 2011.

Other Administrative Expenses	I	Expense associated with the hiring of a Chief Financial Officer for the Company.

Material changes of items in the Company’s Statement of Operations for the nine months ended September 30, 2011 as compared to the same period in the prior year are discussed below:

Increase (I)
Item	or Decrease (D)	Reason

Revenue	I	Increase in sales.

Operating Income,
as a percentage of revenue	D	Reduction in retail price of EFT phones.

Professional fees	D	Investor relations contract in force during 2010 was not renewed.

Other Administrative Expenses	I	Expense associated with the hiring of a Chief Financial Officer for the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2011, the Company’s Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

November __, 2011	By:	/s/ Jack Jie Qin
Jack Jie Qin, President and Principal Executive Officer

November __, 2011	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer