Form 10-K
period 2011-12-31
Digital Development Partners, Inc.
filed 2012-03-29
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-52828

DIGITAL DEVELOPMENT PARTNERS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St., Suite 300 City of Industry, California	91748
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including Area Code: (626) 581-3335
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer             ☐                                                                                     Accelerated filer                     ☐

Non-accelerated filer               ☐                                                                                     Smaller reporting company   ☑
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐    Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2011 was $402,340.

As of March 15, 2012, the Company had 86,402,665 issued and outstanding shares of common stock.

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

On January 15, 2009 Jeffrey A. Collins purchased 1,500,000 shares of the Company’s common stock from Consultants & Risk Management, Inc.  At that time, the 1,500,000 shares purchased by Mr. Collins represented approximately 42% of the Company’s common stock and Consultants & Risk Management, Inc. was controlled by the Company’s sole officer and director, Richard Shea.  Contemporaneous with the sale, Richard Shea resigned as an officer and director of the Company and Jeffrey Collins was appointed as the sole officer and director of the Company.

On May 19, 2009 Jeffrey Collins, the Company’s sole director:

●
in accordance with Section 78.207 of the Nevada Revised Statutes, approved a resolution approving a 3-for-1 forward stock split and increasing the Company’s authorized capitalization to 225,000,000 shares of common stock; and

●	in accordance with Section 92A.180 of the Nevada revised statutes, approved a resolution changing the Company’s name to Digital Development Partners, Inc.

Prior to May 19, 2009 the Company had an authorized capitalization of 75,000,000 shares of common stock and had 3,625,000 outstanding shares of common stock.  Following the forward split, the Company had 10,875,000 outstanding shares of common stock.

The forward stock split and the name change became effective on the OTC Bulleting Board on June 29, 2009.

On August 3, 2009 the Company acquired all of the outstanding shares of 4gDeals, Inc. for 15,495,000 shares of the Company’s common stock.  At the time, Isaac Roberts was the President and a director of 4gDeals and Ravikumar Nandagopalan was the Secretary, Treasurer and a director of 4gDeals.

In connection with the acquisition:

●	Jeffrey Collins resigned as the Company’s sole officer and director;

●	Isaac Roberts was appointed the Company’s President and a director;

●	Ravikumar Nandagopalan was appointed the Company’s Secretary and Treasurer and a director;

●	Jeffrey Collins sold 4,500,000 shares (as adjusted for the June 2009 forward stock split) of the Company’s common stock to Isaac Roberts for a nominal price; and

●
the Company issued Mr. Collins a warrant which allows Mr. Collins to acquire up to 2,000,000 shares of the Company’s common stock at a price of $1.00 per share at any time prior to June 1, 2014.  These warrants were subsequently assigned by Mr. Collins to unrelated third parties.

Between September 30 and November 4, 2009 the Company sold 216,000 Units to private investors at a price of $0.75 per Unit.  Each Unit consisted of one share of the Company’s common stock, one Series A Warrant and one Series B Warrant.

Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share.  Each Series B Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.25 per share.  The Series A and B Warrants expire on September 30, 2014.

In November 2009 the Company issued 100,000 shares of its common stock in consideration for an option to acquire TopFloor Studios LLC,  a privately held company engaged in website design.

On December 18, 2009 James McMahon was appointed the Company’s Chief Operating Officer and a director.

On December 18, 2009 4gDeal’s articles of incorporation were amended to change the name of 4gDeals to YuDeal, Inc.

YuDeal was developing a software based network which would allow restaurants, merchants and service providers to send text messages to customers advising the customer of discounts or other promotional offers.  Through YuDeal’s network, the customer would be able to accept or counter the restaurant, merchant or service provider’s offer until the restaurant, merchant or service provider agreed on a new discount or promotional offer.

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

Consistent with its reorganization plan, on February 18, 2010 the Company’s directors approved an agreement between the Company and EFT Holdings, Inc. (“EFT”), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the “EFT-Phone” in exchange for 79,265,000 shares of the Company’s common stock.

Aside from its “EFT-Phone”, EFT distributes 25 nutritional products, 18 personal care products, an environmentally friendly automotive product, an environmentally friendly house cleaner and a portable drinking container which contains a filter to remove impurities.

EFT markets its products through a direct sales organization.  Once a customer of EFT’s makes a minimum purchase of $600 (plus $60 for shipping and handling fees), the customer becomes an “Affiliate”.  As of March 15, 2012, EFT had approximately 1,246,000 Affiliates, a majority of which are located in China and Hong Kong.

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

In connection with the agreement between the Company and EFT:

●	Isaac Roberts resigned as the Company’s President and a director;

●	Ravikumar Nandagopalan resigned as the Company’s Secretary, Treasurer and a director;

●	James McMahon resigned as the Company’s Chief Operating Officer and a director; and

●	Jack Jie Qin was appointed as the Company’s sole director.

As part of its reorganization plan, the Company:

●	assigned its option to purchase Top Floor Studios LLC to YuDeal in exchange for 2,580,066 shares of YuDeal’s common stock, and

●	the following persons exchanged all of their shares of the Company’s common stock for shares of YuDeal’s common stock:

	Shares of Company’s common stock exchanged for name shares of YuDeal	Shares of YuDeal’s common stock received in exchange for shares of the Company’s common stock

Isaac Roberts	16,295,925	1,629,593
Ravikumar Nandagopalan	3,499,125	349,913
Christopher Killen	199,950	19,995
Ty Hallock	100,000	10,000

Following the transactions described above, the Company owned 670,565 shares of YuDeal. In April 2010, these 670,565 shares were distributed to the Company’s shareholders, with the exception of EFT, which did not participate in the distribution, on the basis of one share of YuDeal for every ten outstanding shares of the Company’s common stock owned.

General

As of March 15, 2012 The Company did not have any full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings and the Company does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Although the Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “CYIM” between November 7, 2007 and June 29, 2009, and under the symbol “DGDM” since June 29, 2009, the Company’s common stock did not begin trading until June 24, 2010.

Shown below are the ranges of high and low closing prices for the Company’s common stock for the periods indicated as reported by FINRA. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

June 30, 2010	$0.18	$0.08
September 30, 2010	$0.18	$0.17
December 31, 2010	$0.19	$0.07

March 31, 2011	$0.35	$0.14
June 30, 2011	$0.13	$0.03
September 30, 2011	$0.05	$0.02
December 31, 2011	$0.05	$0.02

Trades of the Company’s common stock, are subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.

As of March 15, 2012 the Company had 86,402,665 outstanding shares of common stock and seven shareholders of record.

As of March 15, 2012 the Company had 2,000,000 outstanding warrants and 216,000 outstanding Series A and Series B warrants.

The 2,000,000 warrants allow the holders to purchase one share of the Company’s common stock at a price of $1.00 per share at any time on or before June 1, 2014.

Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.00 per share.  Each Series B Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $1.25 per share.  The Series A and B Warrants expire on September 30, 2014.

As of March 15, 2012, there was no public market for the Company’s warrants.

As of March 15, 2012, 7,137,665 shares of the Company’s common stock were freely tradable.  The remaining outstanding shares, 79,265,000, are owned by a wholly owned subsidiary of EFT Holdings and may be sold pursuant to Rule 144 of the Securities and Exchange Commission.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

During the year ended December 31, 2011 the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market.  None of the Company’s officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2011.

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

Between November 2008 and August 2009 the Company was inactive.

On August 3, 2009 the Company acquired all of the outstanding shares of 4gDeals for 15,495,000 shares of the Company’s common stock.

On December 18, 2009 4gDeal’s articles of incorporation were amended to change the name of 4gDeals to YuDeal.

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

Consistent with its reorganization plan, on February 18, 2010 the Company’s directors approved an agreement between the Company and EFT Holdings, Inc., now named EFT Holdings, Inc., (“EFT”), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the “EFT-Phone” in exchange for 79,265,000 shares of the Company’s common stock.

EFT markets its products through a direct sales organization.  Once a customer of EFT’s makes a minimum purchase of $600 (plus $60 for shipping and handling fees), the customer becomes an “affiliate”.  As of March 15, 2012, EFT had approximately 1,246,000 affiliates, a majority of which are located in China and Hong Kong.

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

Results of Operations

Material changes of items in the Company’s Statement of Operations for the year ended December 31, 2011 as compared to the same period in the prior year are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenue	I	Sale of more phones during 2011.

Operating income, as a percentage of revenue	I	Sale of more phones during 2011

Advertising	D	Marketing campaign conducted in 2010 year was not renewed in 2011.

Professional fees	D	Investor relations contract in force during 2010 was not renewed in 2011.

Other administrative expenses	I	The Company hired a Chief Financial Officer at the beginning of 2011.

Impairment loss	D	See Note 4 to the financial statements included as part of this report for information concerning the impairment of the Company’s principal asset.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2011.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to The Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of The Company’s principal executive officer and principal financial officer and implemented by The Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of The Company’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of The Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, The Company’s management concluded that The Company’s internal control over financial reporting was effective as of December 31, 2011.

There was no change in The Company’s internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Name	Age	Position

Jack Jie Qin	51	President, Secretary, Chief Executive Officer and Director

William E. Sluss	56	Principal Financial and Accounting Officer

The directors of the Company serve in such capacity until the annual meeting of the Company’s shareholders and until their successors have been duly elected and qualified.  The officers of the Company serve at the discretion of the Company’s directors.

The principal occupation of the Company’s officers and director during the past several years is as follows:

Mr. Qin has been the Company’s President, Chief Executive Officer, Secretary and Director since February 2010. Mr. Qin has been EFT Holdings, Inc.’s President, Chief Executive Officer and Chairman of its Board of Directors since November 2007.  Since 2002, Mr. Qin has been the President of EFT Inc.  From July 1998 to December 2002, Mr. Qin was the President of eFastTeam International, Inc. located in Los Angeles, California.  Between June 1992 and December 1997 Mr. Qin was the President of LA Import & Export Company, also located in Los Angeles, California.  In May 1991, Mr. Qin earned an MBA degree from Emporia State University.  In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute in Nanchang, China with a major in Mechanical Engineering.

Mr. Sluss has been the Company’s Principal Financial and Accounting Officer since January 2011. Between August  2010 and January 2011 Mr. Sluss assisted the Company with its accounting and financial reporting.  Between 2008 and 2010 Mr. Sluss was the Chief Financial Officer for AcccuForce Staffing Services in Kingsport, TN.  Between 2002 and 2008 Mr. Sluss was the Chief Financial Officer and Treasurer for Studsvik, Inc., a nuclear services company based in Erwin, TN.  Mr. Sluss is a certified public accountant and received his Bachelor of Science degree in accounting from the University of Virginia’s College at Wise (Wise, Virginia) in 1990.

The Company believes that Mr. Qin’s longstanding experience with EFT Holdings, and in particular with EFT’s affiliate base, qualifies him to be a director.

The compensation the Company plans to pay Mr. Qin, and the time he plans to devote to the Company’s business, have not yet been determined.

Mr. Sluss devotes approximately one-third of his time to the Company and is paid an annual salary of $37,700.

The Company does not have a compensation or an audit committee.  Mr. Sluss serves as the Company’s financial expert.

None of the Company’s directors are independent as that term is defined in section 803 of listing standards of the NYSE AMEX.

The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.  The Company does not believe it requires a Code of Ethics since its only has two officers.

Compensation Committee Interlocks and Insider Participation.

The Company’s director acts as its compensation committee.  During the year ended December 31, 2011 the Company’s sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the two years ended December 31, 2011 to the executive officers of the Company.  No officer of the Company has ever received compensation in excess of $100,000 per year.

						All
						Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(94)	(5)	Total

Jack Jie Qin	2011	-	-	-	-	-	-
	2010	-	-	-	-	-	-

William Sluss	2011	$37,700	-	-	-	-	$37,700

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the table, the value of the Company’s shares issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that the Company could not properly report in any other column of the table.

The Company has an employment agreement with William E. Sluss, the Company’s Principal Financial and Accounting Officer, who became the Company’s principal  financial and accounting officer in January 2011.   The employment agreement, which expires December 31, 2012, provides that Mr. Sluss will devote approximately one-third of his time to the Company and will be paid an annual salary of $37,700.

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

Compensation of Directors.  The Company’s directors did not receive any compensation for their services as director during the fiscal year ended December 31, 2011.

Stock Option and Bonus Plans.   The Company has not adopted any stock option or  stock bonus plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of March 15, 2012, those persons owning beneficially 5% or more of the Company’s common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares		Percent of Class

EFT Holdings, Inc. 17800 Castleton St., Suite 300 City of Industry, California 91748	79,265,000	(1)	92%

(1)	Shares are held of record by a wholly owned subsidiary of EFT Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 1 of this report. See also footnote 5 to the financial statements included as part of this report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

John Kinross-Kennedy, C.P.A., audited the Company’s financial statements for the years ended December 31, 2011 and 2010.  The following table shows the aggregate fees billed to the Company during the years ended December 31, 2011 and 2010 by Mr. Kinross-Kennedy.

	2011	2010

Audit Fees	$4,000	$3,000
Audit-Related Fees	$1,500	$1,800
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the Company’s interim financial statements.  Before Mr. Kinross-Kennedy was engaged by the Company to render these services, the engagement was approved by the Company’s Directors.

ITEM 15.  EXHIBITS

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation *

3.2	Bylaws *

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (File # 333-145951).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  the Board of Directors and Shareholders
Digital Development Partners Inc.

I have audited the accompanying balance sheet of Digital Development Partners Inc. as of December 31, 2011 and 2010, and the related statements of operations, and of cash flows for the  years ended December 31, 2011 and 2010 and the period from inception, (December 22, 2006), to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Development Partners Inc. as of December 31, 2011 and 201010 and the results of its operations, and its cash flows for the years ended December 31, 2011 and 2010 and the period from inception (December 22, 2006) to December 31, 2011 in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
March 26, 2012

DIGITAL DEVELOPMENT PARTNERS, INC.

Balance Sheet
as at December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash	$49,831	$196,676
Pre-paid Deposit	-	269,128
Loan Receivable	-	33,000
	49,831	498,804
Other Assets
Goodwill	-	5,000

	$49,831	$503,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$42,772	$16,920

Long Term Liabilities
Loans Payable (Note 5)	$300,000	$619,666

Total Liabilities	$342,772	$636,586

Stockholders' Equity
Common Stock, $0.001 par value; authorized 225,000,000
shares; issued and outstanding:
86,402,665 shares as at December 31, 2010
86,402,665 shares as at December 31, 2011	86,403	86,403
Additional Paid-In Capital	8,281,164	8,281,164
Deficit accumulated during the development stage	(8,660,508)	(8,500,349)

Total Stockholders' Equity	(292,941)	(132,782)

	$49,831	$503,804

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations

	For the Year Ended December 31,		For the Period of Inception Jan. 1, 2007 to Dec. 31,
	2011	2010	2011
Revenue
Product Sales	$1,116,880	$691,600	$1,808,480

Cost of Sales	1,033,990	653,362	1,672,610

Operating Income	82,890	38,238	135,870

General and Administrative Expenses:

Mining Leases	-	-	15,650
Advertising	61,235	77,383	138,618
Consulting	56,250	89,005	264,986
Professional Fees	28,237	67,726	163,614
Project Related Costs	2,595	12,620	20,676
Transfer Fees	7,513	3,519	15,097
Other Administrative Expenses	71,456	14,533	116,214
Impairment loss on EFT project	-	8,030,493	8,030,492
	227,286	8,295,279	8,765,347
Net Loss from Operations	(144,396)	(8,257,041)	(8,629,477)

Other Income and Expense
Interest Income	9	782	791
Interest Expense	(15,772)	(16,051)	(31,822)
	(15,763)	(15,269)	(31,031)

Net Loss	(160,159)	(8,272,310)	(8,660,508)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.10)

Weighted Average Shares
Outstanding, Basic and Diluted:	86,402,665	86,402,665

DIGITAL DEVELOPMENT PARTNERS, INC.
 Statement of Cash Flows

			For the Period
			of Inception,
	For the Year Ended		Jan. 1, 2007,
	December 31,		to Dec. 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(160,159)	$(8,272,310)	$(8,660,508)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued for asset	-	8,030,492	7,926,500
Balance of investment, impaired	-	(103,992)	-
Change in operating assets and liabilities:
Pre-paid deposits	269,128	(269,128)	-
Accounts payable and accrued liabilities	25,852	(83,080)	42,772
Employee Loan	33,000	(33,000)	-
Net cash (used by) operating activities	167,821	(731,018)	(691,236)

Cash flows from investing activities
Stock issued for EFT project
Stock issued for investment in subsidiary	-	-	(5,000)
Stock issued for goodwill	5,000	-	10,000
Option on assets exercised, cancelled	-	100,000	-
Net cash (used by) investing activities	5,000	100,000	5,000

Cash flows from financing activities:
Proceeds of loans	(319,666)	619,666	300,000
Common stock issued for cash			219,500
Common stock issued to finance services	-	11,467	11,467
Contributed Capital	-	75,000	80,100
Warrants issued for cash	-	-	25,000
Stock issued for debt	-	100,000	100,000
Net cash provided by financing activities	(319,666)	806,133	736,067

Net increase (decrease) in cash	(146,845)	175,115	49,831

Cash, beginning of the period	196,676	21,561	-

Cash, end of the period	$49,831	$196,676	$49,831

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Stockholders' Equity
For the period from Inception, (January 1, 2007), to December 31, 2011

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Inception, January 1, 2007	-	$-	$-	$-	$-
Common stock issued for cash,
Jan. 10, 2007 @ $0.01 per share	4,500,000	4,500	10,500		15,000
Common stock issued for cash,
May, 2007 @ $0.02 per share	3,975,000	3,975	22,525		26,500
Common stock issued for cash,
June, 2007 @ $0.02 per share	2,400,000	2,400	13,600		16,000
Net loss for the year ended
December 31, 2007				(36,063)	(36,063)
Balances, December 31, 2007	10,875,000	$10,875	$46,625	$(36,063)	$21,437

Capital contributed Nov. 26, 2008			5,000		5,000
Net loss for year ended Dec.31, 2008				(23,253)	(23,253)
Balances, December 31, 2008	10,875,000	$10,875	$51,625	$(59,316)	$3,184

Capital contributed August 1, 2009			100		100
Stock Issued for purchase of sub-
sidiary Aug 3, 2009 @ $0.0033/share	15,495,000	15,495	(10,495)		5,000
Sale of warrant @ $25,000 Aug.3, 2009			25,000		25,000
Common stock issued for cash
Dec. 31, 2009 @ $0.75 per share.	216,000	216	161,784		162,000
Net loss for year ended Dec.31, 2009				(168,723)	(168,723)
Balances, December 31, 2009	26,586,000	$26,586	$228,014	$(228,039)	$26,561

Capital Contributed Feb. 2, 2010			75,000		75,000
January 5, 2010 Stock issued for debt	100,000	100	99,900		100,000
Common stock issued for services
@ $0.10 per share Feb. 2, 2010	114,665	115	11,352		11,467
Stock issued per Agreement with
EFT Biotech Holdings, Inc. Feb. 18,
2010 @ $0.10 per share	79,265,000	79,265	7,847,235		7,926,500
Common stock returned to Treasury
and cancelled Feb. 22, 2010	(20,095,000)	(20,095)	20,095		-
June, 2010 stock issued pursuant to
completion of Sep. 2009 offering.	432,000	432	(432)		-
Net loss for year ended Dec.31, 2010				(8,272,310)	(8,272,310)
Balances, December 31, 2010	86,402,665	$86,403	$8,281,164	$(8,500,349)	$(132,782)
Net loss the year ended Dec. 31, 2011				(160,159)	(160,159)
Balances, December 31, 2011	86,402,665	86,403	8,281,164	(8,660,508)	(292,941)

DIGITAL DEVELOPMENT PARTNERS INC.
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2011

1.       Basis of Presentation and Nature of Operations

Organization

The Company was incorporated as Cyprium Resources, Inc. under the laws of the State of Nevada on December 22, 2006.  The Company was originally formed for mineral exploration in the United States.  On May 19, 2009 the name was changed to Digital Development Partners, Inc.

Current Business of the Corporation

In January, 2007 the Company entered into a 20 year lease agreement with the owner of 10 mining claims situated in Utah, known as the King claims.  The lease was maintained current through September 30, 2008, however mining activities were limited.  The lease was terminated by mutual agreement in November 2008.

On August 3, 2009 the Company acquired all of the outstanding stock of 4gDeals Inc., a private Nevada corporation, through the issue of 15,495,000 shares of the Company’s common stock.  4gDeals Inc. changed its name in 2009 to Yu Deal Inc.  YuDeal was a development stage company soliciting merchants for contracts for the use of its web based system for issuing coupons to customers on-line.

On November 11, 2009 the Company purchased an option to buy all the membership interests in Top Floor Studios, LLC, a private Pennsylvania limited liability company, through the issue of 100,000 shares of Company stock to the principal of Top Floor Studios.  Top Floor Studios, was a web design company, that was working with YuDeal, Inc. on web marketing YuDeal’s product.

On February 17, 2010 the Company adopted a reorganization plan which included:

1. Acquisition of a new line of technology through the acquisition of the worldwide distribution and servicing rights to a cell phone enterprise based in Hong Kong;
2. Change in management;
3. Sale of the Company’s option on Top Floor Studios;
4. Distribution of the Company’s shares in YuDeal, Inc. to the stockholders.

Accordingly on February 17, 2010 an agreement was signed with the cell phone company, EFT Holdings, Inc., which trades on the OTC Pink Sheets under the ticker symbol “EFTB”, and marketed its “EFT-Phone” through direct marketing in China including Hong Kong.   Its distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company’s common stock.

Coincidentally the management team of the Company resigned.  The Company’s president, Isaac Roberts, was replaced by Jack Jie Qin, president of EFT Holdings Inc.

Pursuant to the plan, in February, 2010 the option on Top Floor Studios was exchanged with YuDeal, Inc. for 2,480,066 shares of YuDeal common stock.

On February 22, 2010, pursuant to the plan, 2,009,501 shares of YuDeal common stock held by the Company following the exchange with YuDeal Inc., were in turn exchanged for Company stock owned by four stockholders of the company. These included the former president and Secretary of the Company and the Chief Operating Officer of Top Floor Studios.   The exchange was on a 10 for 1 basis: one YuDeal share for ten Company shares.  This resulted in 20,095,000 Company shares being returned to Treasury, which were then cancelled.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, (formerly SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The carrying amounts of the Company’s financial assets and liabilities as at December 31, 2010 were measured against the three levels of inputs required by the standard to measure fair value:

	December 31,
	2011	2010
Loan Receivable	$0	$33,000	Level 2 based on promissory notes
Loans Payable –	$300,000	$619,666	Level 2 based on promissory notes

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company generated a deferred tax credit through net operating loss carry-forward.  However, a valuation allowance of 100% has been established, as management believes that it is more likely than not that some or all of the deferred tax credits will not be realized, based on going concern considerations outlined below.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Development-Stage Company

The Company emerged from the development stage, having developed a steady source of revenue in accordance with their business plan.

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

As of December 31, 2011 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,666,330,000 shares of common stock.  Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the years ended December 31, 2011 and 2010:

	2011	2010
Numerator:

Basic and diluted net loss per share:	$(160,159)	$(8,272,310)
Net Loss

Denominator

Basic and diluted weighted average
number of shares outstanding	86,402,665	86,402,665

Basic and Diluted Net Loss Per Share	$0.00	$(0.10)

3. Pre-paid Deposit

December 31,
2011	2010
$0	$269,128

A deposit was made in February, 2010 for the manufacture of EFT smart phones following purchase of distribution and servicing rights from EFT Holdings, Inc.

The deposit was utilized in 2011.

4.   EFT Project

The worldwide distribution and servicing rights for the “EFT Smart Phone” were purchased from EFT Holdings, Inc,  operating in China and Hong Kong, by the exchange of stock valued at $8,031,492.  Impairment was considered at the year ended December 31, 2010 based on future cash flows, and the investment written down to zero. The Company still retains all rights originally purchased.

5.  Loans Payable

	December 31,
	2011	2010
Loan Payable – EFT Holdings	$300,000	$619,666

A promissory note was issued May 13, 2010 for $500,000 for cash received from to EFT Holdings Inc., a California corporation located in City of Industry, California. A series of additional advances from EFT followed from June to November, 2010, raising the total to $619,666. The note bears annual interest of 5%, requires no monthly payments, and was due to be repaid in November  2010.  The note was extended indefinitely.  The final advance in the series of $10,000 was made after maturity on November 29, 2010.

6.      Income Taxes

The Company generated a deferred tax credit through net operating loss carryforward.  A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2011	2010

Loss for the year/period	$(160,159)	$(8,257,279)
Average statutory tax
Federal Rate	35%	35%
Expected income tax
Provision	$0	$0

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carry forwards.

Significant components of deferred income tax assets are as follows:

	December 31,
	2011	2010

Net operating losses
carried forward	$860,000	$850,000
Federal Rate	35%	35%
Deferred Income Tax Asset	$301,000	$297,500
Valuation allowance	(301,000)	(297,500)
Net deferred Income Tax Assets	$0	$0

An increase in valuation allowance for the year ended December 31, 2011 was recorded, $3,500, because in the opinion of management it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company has net operating losses carried forward of approximately $860,000 for tax purposes which will expire in 2027 through 2031 if not utilized.

The fiscal years ended December 31, 2008 through 2011 are open for audit.

7.      Capital Stock

Common Stock Issuances:  2010, 2011

On January 5, 2010 the Company issued 100,000 shares of common stock to the principal of Top Floor Studio, LLC in payment for the option to buy all the membership interests of that company, pursuant to an agreement signed November 11, 2009.

On February 2, 2010 the Company issued 114,665 shares of common stock for services, at $0.10 per share, representing the market price of the stock.  An expense of $11,467 was recorded.  The shares were accompanied by an equal number of Series A and Series B warrants.  The Series A warrants entitle the holder to purchase one share of the Corporation’s common stock at a price of $1.00 per share at any time on or before September 30, 2014.  The Series B warrants are similar, the strike price being $1.25.

On February 18, 2010 the Company issued 79,265,000 shares of common stock to EFT Biotech Holdings, Inc. (now named EFT Holdings, Inc.) pursuant to an agreement to purchase the worldwide distribution and servicing rights of the EFT-Phone system.

On February 22, 2010, 20,095,000 shares of Company stock were returned to Treasury and cancelled, pursuant to an agreement to exchange the stock for 2,009,501 shares of subsidiary YuDeal, Inc.

In June, 2010, 432,000 shares of Company stock were recorded as issued pursuant to completion of the September 2009 offering.

As at December 31, 2011, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 were issued and outstanding.

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

9.      Subsequent Events

Events subsequent to December 31, 2011 have been evaluated through March 26, 2012, the date these statements were available to be issued, to determine whether they should be disclosed.  Management found no subsequent events to be disclosed.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th  day of March 2012.

DIGITAL DEVELOPMENT PARTNERS, INC.

March 30, 2012	By:	/s/ Jack Jie Qin
Jack Jie Qin
President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jack Jie Qin	Principal Executive	March 30, 2012
Jack Jie Qin	Officer and Director

/s/ William E. Sluss	Principal Financial and	March 30, 2012
William E. Sluss	Accounting Officer