Form 10-Q
period 2012-03-31
Digital Development Partners, Inc.
filed 2012-05-21
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of April 30, 2012.

Digital Development Partners, Inc.
Balance Sheet
as at

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$37,051	$49,831

Total Assets	$37,051	$49,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable & Accrued Expenses	47,175	42,772

Long Term Liabilities
Loan Payable (Note 3)	300,000	300,000
	$347,175	$342,772

Stockholders' Equity
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 86,402,665 shares as at December 31, 2011, 86,402,665 shares as at March 31, 2012	86,403	86,403
Additional Paid-In Capital	8,281,164	8,281,164
Deficit	(8,677,691)	(8,660,508)

Total Stockholders' Equity	(310,124)	(292,941)

	$37,051	$49,831

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations
(Unaudited)
	For the
	Three Months Ended
	March 31,
	2012	2011

Revenue	$-	$850,480

Cost of Sales	-	787,690

Operating Income	-	62,790

General and Administrative Expenses:
Advertising	-	60,840
Consulting	-	26,250
Professional Fees	2,080	6,312
Project Related Costs	-	-
Other Administrative Expenses	11,437	23,556
Total General and
Administrative Expenses	13,517	116,958

Net Loss from Operations	(13,517)	(54,168)
Other Income and Expense
Interest Income	2	2
Interest Expense	(3,668)	(4,563)
	(3,666)	(4,561)

Net Loss	$(17,183)	$(58,729)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	86,402,665	86,402,665

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Cash Flows
(Unaudited)
	For the
	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(17,183)	$(58,729)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	4,403	8,787
Deposits	-	252,448
Net cash provided (used) by operating activities	(12,780)	202,506
Cash flows from investing activities

Impairment of Goodwill	-	5,000
Net cash provided (used) by investing activities	-	5,000
Cash flows from financing activities:
Repayment of loans	-	(319,666)
Proceeds of loan receivable	-	33,000
Loan to related company	-	(39,900)

Net cash provided (used) by financing activities	-	(326,566)
Net increase (decrease) in cash	(12,780)	(119,060)
Cash, beginning of the period	49,831	196,676
Cash, end of the period	$37,051	$77,616
Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

DIGITAL DEVELOPMENT PARTNERS INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

1.  Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three  months ended March 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of it’s operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2011 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

On February 17, 2010 an agreement was signed with , EFT Holdings, Inc., which markets its “EFT-Phone” through direct marketing in China and Hong Kong.   Its distribution and servicing rights were acquired by the Company in exchange for 79,265,000 shares of the Company’s common stock.  As a result, EFT Holdings Inc. became the Company’s majority stockholder.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC No. 820, “Fair Value Measurements and Disclosures.” ASC No. 820 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of September 30, 2011 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2010 and 2009, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of March 31, 2012 the Company has potentially dilutive securities in outstanding warrants for the purchase of shares of common stock.  Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011:

	2012	2011
Numerator:

Basic and diluted net loss per share:
Net Loss	$(17,183)	$(58,729)

Denominator:

Basic and diluted weighted average number of shares outstanding	86,402,665	86,402,615
Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

3. Loans Payable

	March 31, 2012	December 31, 2011

Loan Payable – EFT Holdings	$300,000	$300,000

A promissory note for $500,000 was issued May 13, 2010 to EFT Holdings Inc.   A series of advances was received from EFT Holdings during the fiscal year ended December 31, 2011 totaling $300,000. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely. The note was paid down to $300,000 in January, 2011.

4.   Income Taxes

No provision was made for federal income tax since the Company had an operating loss and has accumulated net operating loss carry-forwards of approximately $8.6 million.  The net operating loss carry-forwards may be used to reduce taxable income through the year 2025.

5.   Capital Stock

No stock was issued in the three months ended March 31, 2012.  As of March 31, 2012, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 shares were issued and outstanding.

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

EFT markets its products through a direct sales organization.  Once a customer of EFT’s makes a minimum purchase of $600 (plus $60 for shipping and handling fees), the customer becomes an “affiliate”.  As of March 31, 2012, EFT had approximately 1,246,000 affiliates, a majority of which are located in China and Hong Kong.

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

Results of Operations

The Company has not received any orders for the EFT phone during the six months ended March 31, 2012.   The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company.  It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.  The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

The Company does not have any firm commitments from any person to provide the Company with any additional capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s accounting policies.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

May 18, 2012	By:	/s/ Jack Jie Qin
Jack Jie Qin, President and Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer