Form 10-Q
period 2012-06-30
Digital Development Partners, Inc.
filed 2012-08-14
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2012

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of August 14, 2012.

DIGITAL DEVELOPMENT PARTNERS INC.
Balance Sheet
as at

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$13,434	$49,831

Total Assets	$13,434	$49,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	41,614	42,772

Long Term Liabilities
Loan Payable (Note 5)	300,000	300,000
	$341,614	$342,772

Stockholders' Equity

Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 86,402,665 shares as at December 31, 2011, 86,402,665 shares as at June 30, 2012	86,403	86,403
Additional Paid-In Capital	8,281,164	8,281,164
Deficit	(8,695,747)	(8,660,508)

Total Stockholders' Equity (Deficit)	(328,180)	(292,941)

	$13,434	$49,831

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$-	$71,402	-	921,882

Cost of Sales	-	66,300	-	853,990

Operating Income	-	5,102	-	67,892

General and Administrative Expenses:
Advertising				61,235
Consulting	-	22,500		48,750
Professional Fees	3,210	9,885	5,290	16,197
Transfer Fees				402
Project Related Costs		-		-
Other Administrative Expenses	11,140	12,385	22,578	35,144
Total General and Administrative Expenses	14,350	44,770	27,868	161,728

Net Loss from Operations	(14,350)	(39,668)	(27,868)	(93,836)

Other Income and Expense
Interest Income	2	-	4
Interest Expense	(3,709)	(3,709)	(7,375)	(8,270)
	(3,707)	(3,709)	(7,371)	(8,270)

Net Loss	$(18,057)	$(43,377)	(35,239)	(102,106)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	86,402,665	86,402,665	86,402,665	86,402,665

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Cash Flows
(Unaudited)

	For the
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(35,239)	$(102,106)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	(1,158)	8,116
Deposits	-	252,448
Net cash provided (used) by operating activities	(36,397)	158,458
Non Cash investing and financing activities
Non cash issue of stock for investment
Non cash issue of stock for services
	-	-
Cash flows from investing activities
Investment in EFT Project
Stock Option
Impairment of Goodwill	-	5,000
Net cash provided (used) by investing activities	-	5,000
Cash flows from financing activities:
Repayment of loans	-	(319,666)
Proceeds of loan receivable	-	33,000
Loan to related Party	-	(45,000)
Non cash issue of stock for debt
Contributed Capital
Net cash provided (used) by financing
activities	-	(331,666)

Net increase (decrease) in cash	(36,397)	(168,208)

Cash, beginning of the period	49,831	196,676
Cash, end of the period	$13,434	$28,468
Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

DIGITAL DEVELOPMENT PARTNERS INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

1.  Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the period ended June 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of it’s operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2011 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC No. 820, “Fair Value Measurements and Disclosures.” ASC No. 820 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of June 30, 2012 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

As of June 30, 2012 the Company has potentially dilutive securities in outstanding warrants for the purchase of shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2012 and 2011:

Numerator:	2012	2011

Basic and diluted net loss per share:
Net Loss	$(35,239)	$(102,106)

Denominator

Basic and diluted weighted average number of shares outstanding	86,402,665	86,402,615

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

3. Loans Payable

	June 30, 2012	December 31, 2011

Loan Payable – EFT Holdings	$300,000	$300,000

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

5. Capital Stock

No stock was issued in the six months ended June 30, 2012. As of June 30, 2012, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 shares were outstanding.

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

EFT markets its products through a direct sales organization.  Once a customer of EFT’s makes a minimum purchase of $600 (plus $60 for shipping and handling fees), the customer becomes an “affiliate”.  As of June 30, 2012, EFT had approximately 1,246,000 affiliates, a majority of which are located in China and Hong Kong.

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

Results of Operations

The Company has not received any orders for the EFT phone during the six months ended June 30, 2012.   The Company has been advised by EFT that  due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company.  It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.  The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

August 14, 2012	By:	/s/ Jack Jie Qin
Jack Jie Qin, President and Principal Executive Officer

	By:	/s/William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer