Form 10-Q
period 2012-09-30
Digital Development Partners, Inc.
filed 2012-11-13
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of November 2, 2012.

Balance Sheet
as of

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$15,776	$49,831

Total Assets	$15,776	$49,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$48,049	$42,772

Long Term Liabilities
Loan Payable (Note 5)	320,000	300,000

Total Liabilities	368,049	$342,772
Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 86,402,665 shares as at December 31, 2011, 86,402,665 shares as at September 30, 2012	86,403	86,403
Additional Paid-In Capital	8,281,164	8,281,164

Deficit	(8,719,840)	(8,660,508)

Total Stockholders' Deficit	(352,273)	(292,941)

Total Liabilites and Stockholders' Deficit	$15,776	$49,831

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$-	$195,002	-	1,116,887

Cost of Sales	-	180,000	-	1,033,990

Operating Income	-	15,002	-	82,897

General and Administrative Expenses:
Advertising	-	-	-	61,235
Consulting	-	7,500	-	56,250
Professional Fees	7,398	10,805	12,710	27,271
Transfer Fees	-	-	-	402
Project Related Costs	-	-	-	-
Other Administrative Expenses	12,811	10,570	35,364	45,447
Total General and
Administrative Expenses	20,209	28,875	48,074	190,605

Net Loss from Operations	(20,209)	(13,873)	(48,074)	(107,708)

Other Income and Expense
Interest Income	1	-	5	-
Interest Expense	(3,885)	(3,751)	(11,263)	(12,023)
	(3,884)	(3,751)	(11,258)	(12,023)

Net Loss	$(24,093)	$(17,624)	(59,332)	(119,731)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	86,402,665	86,402,665	86,402,665	86,402,665

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Cash Flows
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(59,332)	$(119,731)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
	-	-
Accounts payable, accrued liabilities	5,277	15,682
Deposits	-	252,447
Net cash provided (used) by operating activities	(54,055)	148,398

Cash flows from financing activities:
Proceeds of loan	20,000	-
Repayment of loans	-	(319,666)
Proceeds of loan receivable	-	33,000
Loan to related Party	-	(15,000)
Net cash provided (used) by financing activities	20,000	(301,666)
Non cash impairment of Goodwill	-	5,000
Net increase (decrease) in cash	(34,055)	(148,268)
Cash, beginning of the period	49,831	196,676
Cash, end of the period	$15,776	$48,408
Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

DIGITAL DEVELOPMENT PARTNERS INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

1.
Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the nine months ended September 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.
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

In conjunction with the reorganization the management team of the Company resigned. The Company’s president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Holdings Inc. f/k/a EFT Biotech Holdings, Inc. (“EFT”).

On February 17, 2010 an agreement was signed with the cell phone company, EFT ., which trades on the OTC Pink Sheets under the ticker symbol “EFTB”, and markets its “EFT-Phone” through direct marketing in China from Hong Kong.  EFT’s distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company’s common stock.

EFT thereby became the majority stockholder of Digital Development Partners Inc.  EFT placed orders for the EFT-Phone for its Chinese market through the fiscal year ended March, 2012.  There have been no new orders in the current fiscal year.  EFT has advised the company that due to a significant drop in demand for the EFT phone, no new orders will be placed and until sales increase.  The Company is investigating other sources of revenue.

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

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of September 30, 2012 the Company has potentially dilutive securities in outstanding warrants.  Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2012 and 2011:

	2012	2011
Numerator:

Basic and diluted net loss per share:
Net Loss	$(59,332)	$(119,731)

Denominator

Basic and diluted weighted average number of shares outstanding	86,402,665	86,402,665

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

3.	Loans Payable

	September 30, 2012	December 31,2011

Loan Payable – EFT	$320,000	$300,000

A promissory note for $500,000 was issued May 13, 2010 to EFT   A series of advances was received from EFT during the fiscal year ended December 31, 2011 totaling $300,000. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely. The note was paid down to $300,000 in January, 2011. A further $20,000 was advanced August 17, 2012, increasing the loan balance to 320,000.

4.	Income Taxes

No provision was made for federal income tax, since the Company had an operating loss. The Company has accumulated net operating loss carry-forwards of approximately $8,799,000, which may be used to reduce taxable income through the year 2025, unless utilized beforehand. The net operating losses generated a deferred tax credit of $2,639,700, however a 100% valuation allowance has been recorded since it is more likely than not that some or all of the deferred tax credit will not be realized.

5.	Capital Stock

No stock was issued in the nine months ended September 30, 2012.

As at September 30, 2012, the Company was authorized to issue 225,000,000 common shares, of which 86,402,665 shares were issued and outstanding.

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

EFT markets its products through a direct sales organization.  Once a customer of EFT’s makes a minimum purchase of $600 (plus $60 for shipping and handling fees), the customer becomes an “affiliate”.  As of September 30, 2012, EFT had approximately 1,246,000 affiliates, a majority of which are located in China and Hong Kong.

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

The Company has not received any orders for the EFT phone during the nine months ended September 30, 2012.   The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company.  It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.  The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

Date : November 9, 2012	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer