Form 10-K
period 2012-12-31
Digital Development Partners, Inc.
filed 2013-04-15
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2012 was approximately $71,000.

As of March 15, 2013 the Company had 85,970,665 issued and outstanding shares of common stock.

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

On January 15, 2009, Jeffrey A. Collins purchased 1,500,000 shares of the Company’s common stock from Consultants & Risk Management, Inc. At that time, the 1,500,000 shares purchased by Mr. Collins represented approximately 42% of the Company’s common stock and Consultants & Risk Management, Inc. was controlled by the Company’s sole officer and director, Richard Shea. Contemporaneous with the sale, Richard Shea resigned as an officer and director of the Company and Jeffrey Collins was appointed as the sole officer and director of the Company.

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

Prior to May 19, 2009, the Company had an authorized capitalization of 75,000,000 shares of common stock and had 3,625,000 outstanding shares of common stock. Following the forward split, the Company had 10,875,000 outstanding shares of common stock.

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

In November 2009, the Company issued 100,000 shares of its common stock in consideration for an option to acquire TopFloor Studios LLC, a privately held company engaged in website design.

On December 18, 2009, James McMahon was appointed the Company’s Chief Operating Officer and a director.

On December 18, 2009, 4gDeal’s articles of incorporation were amended to change the name of 4gDeals to YuDeal, Inc.

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

In February 2010, the Company determined that its existing capital structure would impair its ability to raise the capital required to further the development of YuDeal’s network. Accordingly, the Company adopted a reorganization plan which:

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

In connection with the agreement between the Company and EFT:

●	Isaac Roberts resigned as the Company’s President and a director;

●	Ravikumar Nandagopalan resigned as the Company’s Secretary, Treasurer and a director;

●	James McMahon resigned as the Company’s Chief Operating Officer and a director; and

●	Jack Jie Qin was appointed as the Company’s sole director.

As part of its reorganization plan, the Company:

●	assigned its option to purchase Top Floor Studios LLC to YuDeal in exchange for 2,580,066 shares of YuDeal’s common stock, and

●	the following persons exchanged all of their shares of the Company’s common stock for shares of YuDeal’s common stock:

	Shares of Company’scommon stock exchanged for shares of YuDeal	Shares of YuDeal’s common stock received in exchange for shares of the Company’s common stock

Name

Isaac Roberts	16,295,925	1,629,593
Ravikumar Nandagopalan	3,499,125	349,913
Christopher Killen	199,950	19,995
Ty Hallock	100,000	10,000

Following the transactions described above, the Company owned 670,565 shares of YuDeal. In April 2010, these 670,565 shares were distributed to the Company’s shareholders, with the exception of EFT, which did not participate in the distribution, on the basis of one share of YuDeal for every ten outstanding shares of the Company’s common stock owned.

The Company did not receive any orders for the EFT phone during the year ended December 31, 2012. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.

General

As of March 15, 2013 The Company did not have any full time employees.

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

Quarter Ended	High	Low

June 30, 2010	$0.18	$0.08
September 30, 2010	$0.18	$0.17
December 31, 2010	$0.19	$0.07

March 31, 2011	$0.35	$0.14
June 30, 2011	$0.13	$0.03
September 30, 2011	$0.05	$0.02
December 31, 2011	$0.05	$0.02

March 31, 2012	$0.05	$0.02
June 30, 2012	$0.05	$0.01
September 30, 2012	$0.02	$0.01
December 31, 2012	$0.01	$0.01

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

As of March 15, 2013 the Company had 85,970,665 outstanding shares of common stock and seven shareholders of record.

As of March 15, 2013 the Company had 2,000,000 outstanding warrants and 216,000 outstanding Series A and Series B warrants.

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

As of March 15, 2013, there was no public market for the Company’s warrants.

As of March 15, 2013, 6,705,665 shares of the Company’s common stock were freely tradable. The remaining outstanding shares, 79,265,000, are owned by a wholly owned subsidiary of EFT Holdings and may be sold pursuant to Rule 144 of the Securities and Exchange Commission.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

During the year ended December 31, 2012, the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. None of the Company’s officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2012.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The Company was incorporated in December 2006.

In January 2007, the Company leased ten mining claims from an unrelated third party. These claims were located in Piute County, Utah. The mining lease was for a twenty-year term and required the Company to pay a royalty to the lessor equal to 2.5% of the net smelter returns from the sale of any minerals extracted from the claims. Minimum royalty payments of $4,500 were also required each year during the term of the lease.

On November 1, 2008, the mining lease was terminated by the mutual agreement of the Company and the lessor.

Between November 2008 and August 2009 the Company was inactive.

On August 3, 2009, the Company acquired all of the outstanding shares of 4gDeals for 15,495,000 shares of the Company’s common stock.

On December 18, 2009, 4gDeal’s articles of incorporation were amended to change the name of 4gDeals to YuDeal.

In February 2010, the Company determined that its existing capital structure would impair its ability to raise the capital required to further the development of YuDeal’s network. Accordingly, the Company adopted a reorganization plan which:

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

Results of Operations

Material changes of items in the Company’s Statement of Operations for the year ended December 31, 2012, as compared to the same period in the prior year, are the result of the fact that the Company did not received any orders for the EFT phone during the year ended December 31, 2012. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

See the Company’s 8-K reports dated:

●	November 14, 2012, and
●	January 11, 2013

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2012. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to The Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. common stocks.

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

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of The Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K

Changes in Internal Controls.

There have been no changes to our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Jack Jie Qin	52	President, Secretary, Chief Executive Officer and Director

William E. Sluss	57	Principal Financial and Accounting Officer

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

None of the Company’s directors are independent as that term is defined in section 803 of listing standards of the NYSE MKT.

The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it requires a Code of Ethics since its only has two officers.

Compensation Committee Interlocks and Insider Participation.

The Company’s director acts as its compensation committee. During the year ended December 31, 2012 the Company’s sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the two years ended December 31, 2012 to the executive officers of the Company. No officer of the Company has ever received compensation in excess of $100,000 per year.

						All
						Other
				Stock	Option	Annual
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Jack Jie Qin	2012	-	-	-	-	-	-
	2011	-	-	-	-	-	-

William Sluss	2012	$37,700	-	-	-	-	$37,700
	2011	$37,700	-	-	-	-	$37,700

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the table, the value of the Company’s shares issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that the Company could not properly report in any other column of the table.

The Company has an employment agreement with William E. Sluss, the Company’s Principal Financial and Accounting Officer, who became the Company’s principal financial and accounting officer in January 2011. The employment agreement, which expires December 31, 2013, provides that Mr. Sluss will devote approximately one-third of his time to the Company and will be paid an annual salary of $37,700.

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

Compensation of Directors. The Company’s directors did not receive any compensation for their services as director during the fiscal year ended December 31, 2012.

Stock Option and Bonus Plans. The Company has not adopted any stock option or stock bonus plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of March 15, 2013, those persons owning beneficially 5% or more of the Company’s common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares		Percent of Class
EFT Holdings, Inc.	79,265,000	(1)	92%
17800 Castleton St., Suite 300
City of Industry, California 91748

(1)	Shares are held of record by a wholly owned subsidiary of EFT Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 1 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

John Kinross-Kennedy, C.P.A., audited the Company’s financial statements for the year ended December 31, 2011. The following table shows the aggregate fees billed to the Company during the year ended December 31, 2011 by Mr. Kinross-Kennedy.

Audit Fees	$4,000
Audit-Related Fees	$1,500
Financial Information Systems	--
Design and Implementation Fees	--
Tax Fees	--
All Other Fees	--

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the Company’s interim financial statements. Before Mr. Kinross-Kennedy was engaged by the Company to render these services, the engagement was approved by the Company’s Directors.

Anton & Chia, LLP served as the Company’s independent registered public accountant for the year ended December 31, 2012. Anton & Chia did not bill the Company for any fees during the year December 31, 2012 since they were not engaged by the Company until January 11, 2013.

ITEM 15. EXHIBITS

ExhibitNumber	Exhibit Name

3.1	Articles of Incorporation	*

3.2	Bylaws	*

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

*  Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (File # 333-145951).

DIGITAL DEVELOPMENT PARTNER, INC.
FINANCIAL STATEMENTS

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Digital Development Partners, Inc.

We have audited the accompanying balance sheet of Digital Development Partner, Inc. (the “Company”) as of December 31, 2012 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Digital Development Partners, Inc. as of December 31, 2011 and the period from inception (December 22, 2006) to December 31, 2011 were audited by other auditors whose report dated March 26, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the result of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred an accumulated deficit of $7,954,373 from inception to December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

April 5, 2013
Newport Beach, CA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Shareholders
Digital Development Partners Inc.

I have audited the accompanying balance sheet of Digital Development Partners Inc. as of December 31, 2011, and the related statements of operations, and of cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Development Partners Inc. as of December 31, 2011 and the results of its operations, and its cash flows for the years ended December 31, 2011 in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
March 26, 2012

DIGITAL DEVELOPMENT PARTNERS, INC.
Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$22,665	$49,831
Total assets	22,665	49,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$62,121	$42,772

Loan Payable to related party - EFT Holdings, Inc.	340,000	300,000
Total current liabilities	402,122	342,772
Total Liabilities	402,122	342,772

Stockholders' Deficit:
Common stock; $0.0001 par value; 225,000,000 shares
authorized, 85,970,665 shares issued and outstanding
as of December 31, 2012 and December 31, 2011	85,971	85,971
Additional paid-in capital	7,488,946	7,488,946
Accumulated deficit	(7,954,373)	(7,867,858)
Total Stockholders' Deficit	(379,456)	(292,941)

Total Liabilities and Stockholders' Deficit	$22,665	$49,831

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011

Revenues	$-	$1,116,880
Cost of revenues	-	1,033,990
Gross profit	-	82,890
Operating expenses	86,515	243,049

Loss from operations	(86,515)	(160,159)

Income tax expense	-	-

Net loss	$(86,515)	$(160,159)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	85,970,665	85,970,665

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC. Statement of Cash Flows

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011

Operating Activities:
Net loss	$(86,515)	$(160,159)
Adjustments of reconcile net loss
to net cash used by operating activities:
Impairment of goodwill	-	5,000
Change in operating assets and liablities:
Employee loans	-	33,000
Accounts payable	19,349	25,852
Deposit	-	269,128
Net cash (used in) provided by operating activities	(67,166)	172,821

Financing Activities:
Proceeds of loan payable to related party - EFT Holdings, Inc.	40,000	-
Repayment of loan payable - EFT Holdings, Inc.	-	(319,666)
Net cash (used in) provided by financing activities	40,000	(319,666)

Net decrease in cash	(27,166)	(146,845)
Cash, beginning of period	49,831	196,676

Cash, end of period	$22,665	$49,831

Suppplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Changes in Stockholders' Deficit December 31, 2012 and December 31, 2011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010 (Restated)	85,970,665	$85,971	$7,488,946	$(7,707,699)	$(132,782)
(Note 6)
Net loss for the year	-	-	-	(160,159)	(160,159)
Balance, December 31, 2011 (Restated)	85,970,665	85,971	7,489,378	(7,867,858)	(292,941)
(Note 6)
Net loss for the year	-	-	-	(86,515)	(86,515)
Balance, December 31, 2012 (Restated)	85,970,665	$85,971	$7,488,946	$(7,954,373)	$(379,456)
(Note 6)

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS INC.

NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Nature of Operations

These financial statements as of and for the twelve months ended December 31, 2012 and 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

On February 17, 2010 an agreement was signed with the cell phone company, EFT Biotech Holding, Inc., which trades on the OTC Pink Sheets under the ticker symbol “EFTB”, and markets its “EFT-Phone” through direct marketing in China from Hong Kong. EFT’s distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company’s common stock.

EFT Biotech Holding Inc. thereby became the majority stockholder of Digital Development Partners Inc. The Company sold EFT-Phones as agent to EFT-Phone for its Chinese market through the fiscal year ended December 31, 2011. There have been no new orders in the current fiscal year. EFT has advised the Company that due to a significant drop in demand for the EFT phone, no new orders will be placed until demand increases. The Company is investigating other business opportunities and sources to develop revenue.

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

Cash and Cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of December 31, 2012 and 2011.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities
-
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Additionally, the Company uses tax planning strategies as a part of its tax compliance program. Judgments and interpretation of statutes are inherent in this process.

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Going Concern

The Company’s activities will necessitate significant uses of working capital beyond 2012. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

Recent Accounting Pronouncements

Effective January 2012, FASB adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

January 2012, FASB adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

As of December 31, 2012 the Company has potentially dilutive securities in outstanding warrants for the purchase of 85,970,665 shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not included in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the twelve months ended December 31, 2012 and 2011:

	2012	2011
Numerator:
Basic and diluted net loss per share:
Net Loss	$(86,515)	$(160,159)

Denominator

Basic and diluted weighted average
number of shares outstanding	85,970,665	85,970,665
Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

3. Related Party Transactions

	December 31,	December 31,
	2012	2011
Loan Payable to related party – EFT Holdings, Inc.	$340,000	$300,000

A promissory note for $500,000 was issued May 13, 2010 to EFT Holdings Inc. A series of advances was received from EFT Holdings during the fiscal year ended December 31, 2011 totaling $300,000. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely due on demand. The note was paid down to $300,000 in January, 2011. A further $20,000 was advanced August 17, 2012, and another $20,000 was advanced on December 11, 2012 increasing the loan balance to 340,000.

4. Income Taxes

No provision was made for federal income tax for the year ended December 31, 2012, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $8,519,259, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward. However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of December 31, 2012.

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$86,790	$160,159
Less: valuation allowance	(86,790)	(160,159)
Net deferred tax assets	$-	$-

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April 2013.

DIGITAL DEVELOPMENT PARTNERS, INC.

By:	/s/ Jack Jie Qin
Jack Jie Qin, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jack Jie Qin	Principal Executive	April 9, 2013
Jack Jie Qin	Officer and Director

/s/ William E. Sluss	Principal Financial and	April 9, 2013
William E. Sluss	Accounting Officer