Form 10-Q
period 2013-03-31
Digital Development Partners, Inc.
filed 2013-05-15
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of April 15, 2013.

Digital Development Partners, Inc.
Balance Sheet
as of

	March 31	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	4,415	22,665
Total Assets	$4,415	$22,665

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	63,478	62,121

Long Term Liabilities
Loan Payable	340,000	340,000

Total Liabilities	403,478	402,122

Stockholders' Deficit
Common Stock, $0.001 par value; 225,000,000 authorized
85,970,665 shares issued and outstanding at
March 31, 2013, and December 31, 2012	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Deficit	(7,973,980)	(7,954,373)

Total Stockholders' Deficit	(399,063)	(379,456)

Total Liabilites and Stockholders' Deficit	$4,415	$22,665

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations

	For the
	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue	-	-
Cost of Sales	-	-
Operating Income	-	-

General and Administrative Expenses:
Professional Fees	2,780	2,080
Other Administrative Expenses	12,578	11,437

Total General and Administrative Expenses	15,358	13,517

Net Loss from Operations	(15,358)	(13,517)

Other Income and Expense
Interest Income	1	2
Interest Expense	(4,250)	(3,668)
	(4,249)	(3,666)

Net Loss	(19,607)	(17,183)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Cash Flows

	For the
	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(19,607)	$(17,183)
Change in operating assets and liabilities:
Accounts payable	1,357	4,403
Net cash provided (used) by operating activities	(18,250)	(12,780)

Net decrease in cash	(18,250)	(12,780)

Cash, beginning of the period	22,665	49,831

Cash, end of the period	$4,415	$37,051

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS INC.
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation and Nature of Operations

These financial statements as of and for the three months ended March 31, 2013 and 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

EFT Biotech Holding Inc. thereby became the majority stockholder of Digital Development Partners Inc. The Company sold EFT-Phones as agent to EFT-Phone for its Chinese market through the fiscal year ended December 31, 2011. There have been no new orders during the year ended December 31, 2012 or the three months ended March 31, 2013. EFT has advised the Company that due to a significant drop in demand for the EFT phone, no new orders will be placed until demand increases. The Company is investigating other business opportunities and sources to develop revenue.

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

Cash and Cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of March 31, 2013 and December 31, 2012.

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

Going Concern

The Company’s activities will necessitate significant uses of working capital beyond 2013. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

Recent Accounting Pronouncements

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

In February 2013, we adopted FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

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

As of March 31, 2013 the Company has potentially dilutive securities in outstanding warrants for the purchase of 2,432,000 shares of common stock. Since the Company is in a loss position the warrants are anti-dilutive and not included in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012 and 2011:

	2013	2012
Numerator:

Basic and diluted net loss per share:
Net Loss	$(19,607)	$(17,183)

Denominator

Basic and diluted weighted average number of shares outstanding	85,970,665	85,970,665

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

3. Related Party Transactions

	March 31, 2013	December 31, 2012

Loan Payable to related party – EFT Holdings, Inc.	$340,000	$340,000

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

4. Income Taxes

No provision was made for federal income tax for the three months ended March 31, 2013, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $8,519,259, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013	As of December 31, 2012

Deferred tax assets:
Net operating loss carryforwards	$19,607	$86,170
Less: valuation allowance	(19607)	(86,170)
Net deferred tax assets	$--	$--

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

2

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

Results of Operations

The Company did not received any orders for the EFT phone during the year ended December 31, 2012 or the three months ended March 31, 2013. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2013, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

3

PART II
ITEM 6.  EXHIBIT.

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL DEVELOPMENT PARTNERS, INC.

May 15, 2013	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer

5