Form 10-Q
period 2013-06-30
Digital Development Partners, Inc.
filed 2013-08-14
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,402,665 shares of common stock as of July 31, 2013.

Digital Development Partners, Inc.
Condensed Balance Sheet

	June 30 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$16,382	$22,665
Total Assets	16,382	22,665

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$63,606	$62,121
Loan Payable, Related Party	380,000	340,000

Total Liabilities	443,606	402,122

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; 85,970,665 shares issued and outstanding as at June 30, 2013 and December 31, 2012.	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,002,141)	(7,954,373)

Total Stockholders' Deficit	(427,224)	(379,456)

Total Liabilities and Stockholders' Deficit	$16,382	$22,665

The accompanying notes are an integral part of these condensed financial statements.

Digital Development Partners, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$--	$--	$--	$--

General and Administrative Expenses:
Professional Fees	11,705	3,210	14,485	5,290
Other Administrative Expenses:	11,899	11,140	24,477	22,578
Total General and Administrative Expenses:	23,604	14,350	38,962	27,868
Loss from Operations	23,604	14,350	38,961	27,868

Other Income and Expense
Interst Income	1	2	2	4
Interst Expense	(4,558)	(3,709)	(8,808)	(7,375)
	(4,557)	(3,707)	(8,806)	(7,371)
Loss before income tax	(28,161)	(18,057)	(47,768)	(35,239)
Provision for income tax	-	-	-	-
Net Loss	(28,161)	(18,057)	(47,768)	(35,239)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Dilluted	85,970,665	85,970,665	85,970,665	85,970,665

The accompanying notes are an integral part of these condensed financial statements.

Digital Development Partners, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the
	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net loss	$(47,768)	$(35,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	1,485	(1,158)
Net cash used in operating activities	(46,283)	(36,397)

Financing activities:
Proceeds from loans	40,000	-
Net cash provided by financing activities	40,000	-

Net decrease in cash	(6,283)	(36,397)

Cash, beginning of the period	22,665	49,831

Cash, end of the period	$16,382	$13,434

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DEVELOPMENT PARTNERS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation and Nature of Operations

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

These condensed financial statements as of and for the three and six months ended June 30, 2013 and 2012, reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30,2013, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2013. These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities Exchange Commission.

Organization

The Company was incorporated as Cyprium Resources, Inc. under the laws of the State of Nevada on December 22, 2006.  The Company was originally formed for mineral exploration in the United States.  On May 19, 2009, the Company’s name was changed to Digital Development Partners, Inc.

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

Pursuant to the plan, the Company’s interests in Top Floor Studio and YuDeal Inc. were disposed of in February 2010.  The Company’s option on Top Floor was sold to YuDeal, Inc. for YuDeal common stock, which in turn was traded for 20,095,000 shares of Company stock.  These shares were returned to Treasury and cancelled.  A residual of YuDeal stock was distributed to Company stockholders in March and April 2010.

In conjunction with the reorganization the management team of the Company resigned. The Company’s president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Biotech Holdings Inc.

On February 17, 2010 an agreement was signed with the cell phone company, EFT Biotech Holding, Inc., now EFT Holdings, Inc., which trades on the OTC Pink Sheets under the ticker symbol “EFTB”, and markets its “EFT-Phone” through direct marketing in China from Hong Kong.  EFT’s distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company’s common stock.

EFT Holdings, Inc. thereby became the majority stockholder of Digital Development Partners Inc.   The Company sold EFT-Phones as agent to EFT-Phone for its Chinese market through the fiscal year ended December 31, 2011. There have been no new orders during the year ended December 31, 2012 or the six months ended June 30, 2013.  EFT has advised the Company that due to a significant drop in demand for the EFT phone, no new orders will be placed until demand increases.  The Company is investigating other business opportunities and sources to develop revenue.

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements, and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.

Cash and Cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of June 30, 2013 or December 31, 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its condensed financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

As of June 30, 2013 the Company had potentially dilutive securities in outstanding warrants for the purchase of shares of common stock.  Since the Company is in a loss position, the warrants are anti-dilutive and not included in the calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended June 30, 2013 and 2012:

	2013	2012
Numerator:

Basic and diluted net loss per share:
Net Loss	$(28,161)	$(18,057)

Denominator

Basic and diluted weighted average number of shares outstanding	85,970,665	85,970,665

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2013 and 2012:

	2013	2012
Numerator:

Basic and diluted net loss per share:
Net Loss	$(47,769)	$(35,239)

Denominator

Basic and diluted weighted average number of shares outstanding	85,970,665	85,970,665

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

3.  Related Party Transactions

	June 30, 2013	December 31, 2012
	(Unaudited)
Loan payable to related party – EFT Holdings, Inc	$380,000	$340,000

A promissory note for $500,000 was issued May 13, 2010 to EFT Holdings Inc. A series of advances was received from EFT Holdings during the fiscal year ended December 31, 2011 totaling $300,000. The note was paid down to $300,000 in January, 2011. Since the pay down of the loan in January 2011 further advances include $20,000 on August 17, 2012, $20,000 December 11, 2012, $20,000 on April 5, 2013 and $20,000 on June 4, 2013, increasing the loan balance to 380,000. The note bears annual interest of 5%, requires no monthly payments, and is due on demand.

4.  Income Taxes

No provision was made for federal income tax for the six months ended June 30, 2013, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $8,519,259, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013	As of December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$47,769	$86,170
Less: valuation allowance	(47,769)	(86,170)
Net deferred tax assets	$--	$--

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2012 or the six months ended June 30, 2013.   The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company.  It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.  The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2013, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)  Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

August 14, 2013	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer