Form 10-Q
period 2013-09-30
Digital Development Partners, Inc.
filed 2013-11-14
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2013

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    000-52828

DIGITAL DEVELOPMENT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0521119 (I.R.S. Employer Identification No.)

17800 Castleton St., Suite 300
City of Industry, CA  91748
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of October 15, 2013.

Digital Development Partners, Inc.
Condensed Balance Sheets
as of

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	19,258	22,665

Total Assets	$19,258	$22,665

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	66,489	62,122

Long Term Liabilities
Loan Payable –Related party	400,000	340,000

Total Liabilities	466,489	402,122

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 Shares, 85,970,665 issued and outstanding as at September 30, 2013 and December 31, 2012
	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,022,148)	(7,954,373)

Total Stockholders' Deficit	(447,231)	(379,456)

Total Liabilities and Stockholders' Deficit	$19,258	$22,665

The accompanying notes are an integral part of these condensed financial statements.

Digital Development Partners, Inc.
Condensed Statements of Operations

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	-	-	-	-

General and Administrative Expenses:
Professional Fees	3,366	7,398	17,851	12,710
Other Administrative Expenses	11,889	12,811	36,366	35,364
Total General and
Administrative Expenses	15,255	20,209	54,217	48,074

Net Loss from Operations	(15,255)	(20,209)	(54,217)	(48,074)

Other Income and Expense
Interest Income	1	1	2	5
Interest Expense	(4,753)	(3,885)	(13,561)	(11,263)
	(4,752)	(3,884)	13,559)	11,258)

Net Loss	(20,007)	(24,093)	(67,776)	(59,332)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665	85,970,665	85,970,665

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.
Condensed Statements of Cash Flows

	For the
	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(67,776)	$(59,332)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	4,369	5,277
Net cash provided (used) by operating activities	(63,407)	(54,055)

Cash flows from financing activities:
Loans	60,000	20,000
Net cash provided (used) by financing activities	60,000	20,000

Net increase (decrease) in cash	(3,407)	(34,055)

Cash, beginning of the period	22,665	49,831

Cash, end of the period	$19,258	$15,776

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIGITAL DEVELOPMENT PARTNERS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

1.           Basis of Presentation and Nature of Operations

These unaudited interim condensed financial statements as of and for the nine months ended September 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

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

On February 17, 2010 an agreement was signed with the cell phone company, EFT, which trades on the OTC Pink Sheets under the ticker symbol “EFTB”, and markets its “EFT-Phone” through direct marketing in China from Hong Kong.  EFT’s distribution and servicing rights were acquired by the Company in the agreement through the exchange of 79,265,000 shares of the Company’s common stock.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of September 30, 2013 or December 31, 2012.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC No. 820, “Fair Value Measurements and Disclosures.” ASC No. 820 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of September 30, 2013 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.

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

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our condensed financial statements.

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

As of September 30, 2013 the Company had potentially dilutive securities in outstanding warrants.  Since the Company is in a loss position the warrants are anti-dilutive and not considered in the calculation.

3.    Related Party Transactions

	September 30, 2013	December 31, 2012
Loan Payable – EFT	$400,000	$340,000

A promissory note for $500,000 was issued May 13, 2010 to EFT   A series of advances was received from EFT during the fiscal year ended December 31, 2011 totaling $300,000. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely. The note was paid down to $300,000 in January, 2011. A further $40,000 was advanced during 2012, increasing the loan balance to 340,000 as of December 31, 2012.  During the nine months ended September 30, 2013, an additional $60,000 was advanced, increasing the loan balance to $400,000 at September 30, 2013.

4.    Income Taxes

No provision was made for federal income tax, since the Company had an operating loss. The Company has accumulated net operating loss carry-forwards of approximately $8,800,000, which may be used to reduce taxable income through the year 2025, unless utilized beforehand. The net operating losses generated a deferred tax credit of $2,639,700, however a 100% valuation allowance has been recorded since it is more likely than not that some or all of the deferred tax credit will not be realized.

5.   Capital Stock

No stock was issued in the nine months ended September 30, 2013.

As at September 30, 2013, the Company was authorized to issue 225,000,000 common shares, of which 85,970,665 shares were issued and outstanding.

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

Consistent with its reorganization plan, on February 18, 2010 the Company’s directors approved an agreement between the Company and EFT Biotec Holdings, Inc., now named EFT Holdings, Inc., (“EFT”), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the “EFT-Phone” in exchange for 79,265,000 shares of the Company’s common stock.

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

Results of Operations

The Company did not received any orders for the EFT phone during the year ended December 31, 2012 or the nine months ended September 30, 2013.   The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company.  It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.  The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

The Company does not have any firm commitments from any person to provide the Company with any additional capital.

See Note 2 to the condensed financial statements included as part of this report for a description of the Company’s accounting policies and recent accounting pronouncements.

Item 4.  Controls and Procedures.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2013, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

November 13, 2013	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

By:	/s/ William E. Sluss
William E. Sluss
Principal Financial and Accounting Officer