Form 10-K
period 2013-12-31
Digital Development Partners, Inc.
filed 2014-04-09
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes ☑     No ☐

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2013 was approximately $134,000.

As of March 31, 2014 the Company had 85,970,665 issued and outstanding shares of common stock.

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

In connection with the agreement between the Company and EFT:

●	The former officers and directors of the Company resigned; and

●	Jack Jie Qin was appointed as the Company’s sole director.

The Company did not receive any orders for the EFT phone during the year ended December 31, 2013.   The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company.  It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.

General

As of March 31, 2014 The Company did not have any full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings and the Company does not know of any legal proceedings which are threatened or contemplated.

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “DGDM”.

Shown below are the ranges of high and low closing prices for the Company’s common stock for the periods indicated as reported by FINRA. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

March 31, 2012	0.05	0.02
June 30, 2012	0.05	0.01
September 30, 2012	0.02	0.01
December 31, 2012	0.01	0.01

March 31, 2013	0.03	0.03
June 30, 2013	0.04	0.02
September 30, 2013	0.02	0.02
December 31, 2013	0.02	0.01

Trades of the Company’s common stock are subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.

As of March 31, 2014 the Company had 85,970,665 outstanding shares of common stock and seven shareholders of record.

As of March 31, 2014 the Company had 2,000,000 outstanding warrants and 216,000 outstanding Series A and Series B warrants.

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

As of March 31, 2014, there was no public market for the Company’s warrants.

As of March 31, 2014, 6,705,665 shares of the Company’s common stock were freely tradable.  The remaining outstanding shares, 79,265,000, are owned by a wholly owned subsidiary of EFT Holdings and may be sold pursuant to Rule 144 of the Securities and Exchange Commission.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

During the year ended December 31, 2013, the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market.  None of the Company’s officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2013.

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2013.  The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company.  It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.  The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

See the Company’s 8-K reports dated:

●	November 14, 2012,
●	January 11, 2013,
●	February 5,2014, and
●	March 6, 2014

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2013.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to The Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.  Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of The Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

There have been no changes to our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS

Name	Age	Position

Jack Jie Qin	53	President, Secretary, Chief Executive Officer and Director

William E. Sluss	58	Principal Financial and Accounting Officer

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

Compensation Committee Interlocks and Insider Participation.

The Company’s director acts as its compensation committee.  During the year ended December 31, 2013 the Company’s sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the two years ended December 31, 2013 to the executive officers of the Company.  No officer of the Company has ever received compensation in excess of $100,000 per year.

						All
						Other
				Stock	Option	Annual
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Jack Jie Qin	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

William Sluss	2013	$37,700	-	-	-	-	$37,700
	2012	$37,700		-	-	-	$37,700

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

The Company has an employment agreement with William E. Sluss, the Company’s Principal Financial and Accounting Officer, who became the Company’s principal financial and accounting officer in January 2011.   The employment agreement, which expires December 31, 2014, provides that Mr. Sluss will devote approximately one-third of his time to the Company and will be paid an annual salary of $37,700.

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

Compensation of Directors.  The Company’s directors did not receive any compensation for their services as director during the fiscal year ended December 31, 2013.

Stock Option and Bonus Plans.   The Company has not adopted any stock option or  stock bonus plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of March 15, 2014, those persons owning beneficially 5% or more of the Company’s common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares		Percent of Class

EFT Holdings, Inc	79,265,000	(1)	92%
17800 Castleton St., Suite 300
City of Industry, California 91748

(1)	Shares are held of record by a wholly owned subsidiary of EFT Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 1 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           MaloneBailey, LLP served as the Company’s independent registered public accountant for the year ended December 31, 2013.  The following table shows the aggregate fees billed to the Company during the year ended December 31, 2013 by MaloneBailey, LLP.

Audit Fees	$4,000
Audit-Related Fees
Financial Information Systems
Design and Implementation Fees
Tax Fees
All Other Fees

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the Company’s interim financial statements.  Before MaloneBailey was engaged by the Company to render these services, the engagement was approved by the Company’s Directors.

Anton & Chia, LLP served as the Company’s independent registered public accountant for the year ended December 31, 2013.  The following table shows the aggregate fees billed to the Company during the year ended December 31, 2013 by Anton & Chia, LLP. Anton & Chia did not bill the Company for any fees during the year December 31, 2012 since they were not engaged by the Company until January 11, 2013.

Audit Fees	$3,120
Audit-Related Fees	1,560
Financial Information Systems
Design and Implementation Fees
Tax Fees
All Other Fees

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the Company’s interim financial statements.  Before Anton & Chia was engaged by the Company to render these services, the engagement was approved by the Company’s Directors.

ITEM 15.                   EXHIBITS

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation*

3.2	Bylaws*

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 (File # 333-145951).

DIGITAL DEVELOPMENT PARTNER, INC.

FINANCIAL STATEMENTS

December 31, 2013 and 2012

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Digital Development Partners, Inc.
City of Industry, CA

We have audited the accompanying balance sheet of Digital Development Partners, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the related results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit as of December 31, 2013 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 8, 2014

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Digital Development Partners, Inc.

We have audited the accompanying balance sheet of Digital Development Partner, Inc. (the “Company”) as of December 31, 2012 and the related statements of operations, changes in stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred an accumulated deficit of $(7,954,373) from inception to December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

April 8, 2013
Newport Beach, CA

DIGITAL DEVELOPMENT PARTNERS, INC.
Balance Sheet
as of

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash	$24,184	$22,665

Total Assets	$24,184	$22,665

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$73,631	$62,121

Loan Payable to Related Party (Note 3)	420,000	340,000

Total Liabilities	493,631	402,121

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000
shares; 85,970,665 issued and outstanding
shares as of December 31, 2013 and 2012
	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,044,364)	(7,954,373)

Total Stockholders' Deficit	(469,447)	(379,456)

Total Liabilities and Stockholders' Deficit	$24,184	$22,665

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations

	For the
	Year Ended
	December 31,
	2013	2012

Operating expenses	$(71,419)	$(86,515)

Loss from Operations	(71,419)	(86,515)

Interest expense	18,572	-

Net Loss	$(89,991)	$(86,515)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	85,970,665	85,970,665

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
 Statement of Cash Flows

	For the
	Year Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(89,991)	$(86,515)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable	11,510	19,349
Net cash used by operating activities	(78,481)	(67,166)

Cash flows from financing activities:
Proceeds of loan payable from related party	80,000	40,000
Net cash provided by financing activities	80,000	40,000

Net increase (decrease) in cash	1,519	(27,166)

Cash, beginning of the period	22,665	49,831

Cash, end of the period	$24,184	$22,665

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Stockholders' Deficit

			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Common Stock		Capital	Deficit	Deficit
Balance, December 31, 2011	85,970,665	85,971	7,488,946	(7,867,858)	(292,941)

Net loss for the year	-	-	-	(86,515)	(86,515)
Balance, December 31, 2012	85,970,665	85,971	7,488,946	(7,954,373)	(379,456)

Net loss for the year	-	-	-	(89,991)	(89,991)
Balance, December 31, 2013	85,970,665	85,971	7,488,946	(8,044,364)	(469,447)

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS INC.

NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Nature of Operations

These financial statements as of and for the twelve months ended December 31, 2013 and 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

Cash and Cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of December 31, 2013 and 2012.

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

Income Taxes

The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109).  ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of December 31, 2013These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There is no potential dilutive security as of December 31, 2013. As there was a net loss for the period, basic and diluted loss per share is the same for the twelve months ended December 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

3.    Related Party Transactions

	December 31,	December 31,
	2013	2012
Loan Payable to related party – EFT Holdings, Inc.	$420,000	$340,000

A promissory note for $500,000 was issued May 13, 2010 to EFT Holdings Inc.   A series of advances was received from EFT Holdings during the fiscal year ended December 31, 2011 totaling $300,000. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely due on demand. The note was paid down to $300,000 in January, 2011. A further $20,000 was advanced August 17, 2012, and another $20,000 was advanced on December 11, 2012 increasing the loan balance to 340,000.  During 2013 a further $80,000 was advanced, bear an interest rate of 5% and with a term of one year, increasing the loan balance to $420,000.

4.    Income Taxes

No provision was made for federal income tax for the year ended December 31, 2013, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $656,887, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2033. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0 as of December 31, 2013.

	As of December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforwards	$223,342	$86,790
Less: valuation allowance	(223,342)	(86,790)
Net deferred tax assets	$--	$--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of April 2014.

DIGITAL DEVELOPMENT PARTNERS, INC.

By:	/s/ Jack Jie Qin
Jack Jie Qin, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Jie Qin	Principal Executive Officer and Director	April 8, 2014
Jack Jie Qin

/s/ William E. Sluss	Principal Financial and Accounting Officer	April 8, 2014
William E. Sluss