Form 10-Q
period 2014-03-31
Digital Development Partners, Inc.
filed 2014-05-14
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of April 30, 2014.

Digital Development Partners, Inc.
Balance Sheet
as of

	March 31,	December 31,
	2014 (Unaudited)	2013

ASSETS
Current Assets
Cash	17,617	24,184

Total Assets	$17,617	$24,184

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	73,936	73,631

Loan Payable to Related Party	440,000	420,000

Total Liabilities	513,936	493,631

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000
shares;
85,970,665 shares issued and outstanding
as at December 31, 2013 and March 31, 2014	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,071,236)	(8,044,364)

Total Stockholders' Deficit	(496,319)	(469,447)

Total Liabilities and Stockholders' Deficit	$17,617	$24,184

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Operations

	For the
	Three Months Ended
	March 31 (Unaudited),
	2014	2013

Operating Expenses	$21,611	$15,358
Loss from Operations	(21,611)	(15,358)

Interest Expense	5,261	4,249

Net Loss	(26,872)	(19,607)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding, Basic and Diluted:	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Cash Flows

	For the
	Three Months Ended
	March 31 (Unaudited),
	2014	2013
Cash flows from operating activities:
Net loss	$(26,872)	$(19,607)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	305	1,357
Net cash used by operating activities	(26,567)	(18,250)

Cash flows from financing activities:
Proceeds of loans payable from related party	20,000	-
Net cash provided by financing activities	20,000	-

Net increase (decrease) in cash	(6,567)	(18,250)

Cash, beginning of the period	24,184	22,665

Cash, end of the period	$17,617	$4,415

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

1. Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the period ended March 31, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end December 31, 2013 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results for the year ending December 31, 2014.

2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of
March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities will necessitate significant uses of working capital beyond 2014. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

3.    Related Party Transactions

	March 31, 2014	March 31, 2013

Loan Payable – EFT	$440,000	$420,000

A promissory note for $500,000 was issued May 13, 2010 to EFT   A series of advances was received from EFT during the fiscal year ended December 31, 2011 totaling $300,000. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely. The note was paid down to $300,000 in January, 2011. A further $40,000 was advanced during 2012, increasing the loan balance to 340,000 as of December 31, 2012.  During 2013 a further $80,000 was advanced, which bears interest at 5% per year and is due and payable in one year, increasing the loan balance to $420,000.  During the three months ended March 31, 2014, an additional $20,000 was advanced, increasing the loan balance to $440,000 at March 31, 2014 under the same terms & conditions.

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

Results of Operations

The Company did not received any orders for the EFT phone during the year ended December 31, 2013 or the three months ended March 31, 2014.   The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company.  It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.  The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

The Company does not have any firm commitments from any person to provide the Company with any additional capital.

Item 4.  Controls and Procedures.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2014, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 6.  Exhibits

Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL DEVELOPMENT PARTNERS, INC.

May 14 2014	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer