Form 10-Q
period 2014-06-30
Digital Development Partners, Inc.
filed 2014-08-18
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2014

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of July 31, 2014.

Digital Development Partners, Inc.
Balance Sheets
as of

	June 30,	December 31,
	2014 (Unaudited)	2013
ASSETS
Current Assets
Cash	$14,725	$24,184
Total Assets	$14,725	$24,184

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$77,015	$73,631

Long Term Liabilities
Loan Payable to Related Party	460,000	420,000

Total Liabilities	537,015	493,631

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares;
issued and outstanding 85,970,665 shares as at December 31, 2013 and June 30, 2014	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,097,207)	(8,044,364)

Total Stockholders' Deficit	(522,290)	(469,447)

Total Liabilities and Stockholders' Deficit	$14,725	$24,184

The accompanying notes are an integral part of these unaudited financial statements.

F-1

Digital Development Partners, Inc.

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating Expenses	$20,385	$23,604	$41,996	$38,962
Loss from Operations	(20,385)	(23,604)	(41,996)	(38,962)

Interest Expense	5,586	4,557	10,847	8,806

Net Loss	$(25,971)	$(28,161)	$(52,843)	$(47,768)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

F-2

Digital Development Partners, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Operating activities:
Net loss	$(52,843)	$(47,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	3,384	1,485
Net cash used in operating activities	(49,459)	(46,283)

Financing activities:
Proceeds from loans	40,000	40,000
Net cash provided by financing activities	40,000	40,000

Net decrease in cash	(9,459)	(6,283)

Cash, beginning of the period	24,184	22,665

Cash, end of the period	$14,725	$16,382

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

F-3

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

These condensed financial statements as of and for the three and six months ended June 30, 2014 and 2013, reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2014. These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Related Party Transactions

	June 30,	December 31,
	2014	2013
	(Unaudited)
Loan payable to related party – EFT Holdings, Inc.	$460,000	$420,000

A promissory note for $500,000 was issued May 13, 2010 to EFT   A series of advances was received from EFT during the fiscal year ended December 31, 2011 totaling $300,000. The note bears annual interest of 5%, requires no monthly payments, and matured November 13, 2010. The note was extended indefinitely. The note was paid down to $300,000 in January, 2011. A further $40,000 was advanced during 2012, increasing the loan balance to 340,000 as of December 31, 2012.  During 2013 a further $80,000 was advanced, which bears interest at 5% per year and is due and payable in one year, increasing the loan balance to $420,000.  During the six months ended June 30, 2014, an additional $40,000 was advanced, increasing the loan balance to $460,000 at June 30, 2014 under the same terms and conditions.

F-4

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2013 or the six months ended June 30, 2014. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

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

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2014, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

August 18, 2014	By:	/s/ Jack Jie Qin
Jack Jie Qin Principal Executive Officer

By:	/s/ William E. Sluss
William E. Sluss Principal Financial and Accounting Officer

5