Form 10-K
period 2014-12-31
Digital Development Partners, Inc.
filed 2015-03-23
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52828

DIGITAL DEVELOPMENT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St., Suite 300
City of Industry, California	91748
(Address of Principal Executive Office)	Zip Code

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☒ Yes ☐ No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2014 was approximately $335,000.

As of March 23, 2015 the Company had 85,970,665 outstanding shares of common stock.

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

In connection with the agreement between the Company and EFT:

•	The former officers and directors of the Company resigned; and

•	Jack Jie Qin was appointed as the Company’s sole director.

The Company did not receive any orders for the EFT phone during the year ended December 31, 2014. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.

General

As of January 31, 2015 The Company did not have any full time employees.

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

Quarter Ended	High	Low

March 31, 2013	$0.03	$0.03
June 30, 2013	$0.04	$0.02
September 30, 2013	$0.02	$0.02
December 31, 2013	$0.02	$0.01

March 31, 2014	$0.01	$0.002
June 30, 2014	$0.005	$0.003
September 30, 2014	$0.02	$0.005
December 31, 2014	$0.015	$0.005

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

As of January 31, 2015 the Company had 85,970,665 outstanding shares of common stock and seven shareholders of record.

During the year ended December 31, 2014 warrants to purchase up to 2,216,000 shares of the Company’s common stock expired.

As of January 31, 2015, 6,705,665 shares of the Company’s common stock were freely tradable. The remaining outstanding shares, 79,265,000, are owned by a wholly owned subsidiary of EFT Holdings and may be sold pursuant to Rule 144 of the Securities and Exchange Commission.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

During the year ended December 31, 2014, the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. None of the Company’s officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2014.

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2014. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

The Company does not have any firm commitments from any person to provide the Company with any additional capital.

Accounting Policies

See Note 2 to the financial statements included as part of this report for a description of the Company’s accounting policies and recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

See the Company’s 8-K reports dated:

•	February 5, 2014, and
•	February 26, 2014

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2014. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to The Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of The Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that require the Company to provide only the Company’s management’s report in this Annual Report on Form 10-K

Changes in Internal Controls.

There have been no changes to the Company’s internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Jack Jie Qin	54	President, Secretary, Chief Executive Officer and Director

William E. Sluss	59	Principal Financial and Accounting Officer

The directors of the Company serve in such capacity until the annual meeting of the Company’s shareholders and until their successors have been duly elected and qualified. The officers of the Company serve at the discretion of the Company’s directors.

The principal occupations of the Company’s officers and director during the past several years are as follows:

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

Compensation Committee Interlocks and Insider Participation.

The Company’s director acts as its compensation committee. During the year ended December 31, 2014 the Company’s sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the two years ended December 31, 2014 to the executive officers of the Company. No officer of the Company has ever received compensation in excess of $100,000 per year.

						All
						Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Jack Jie Qin	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

William Sluss	2014	$37,700	-	-	-	-	$37,700
	2013	$37,700	-	-	-	-	$37,700

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the table, the value of the Company’s shares issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that the Company could not properly report in any other column of the table.

The Company has an employment agreement with William E. Sluss, the Company’s Principal Financial and Accounting Officer, who became the Company’s principal financial and accounting officer in January 2011. The employment agreement, which expired December 31, 2014, provided that Mr. Sluss would devote approximately one-third of his time to the Company and would be paid an annual salary of $37,700.

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

Compensation of Directors. The Company’s directors did not receive any compensation for their services as director during the fiscal year ended December 31, 2014.

Stock Option and Bonus Plans. The Company has not adopted any stock option or stock bonus plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of March 15, 2015, those persons owning beneficially 5% or more of the Company’s common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

EFT Holdings, Inc.	79,265,000 (1)	92%
17800 Castleton St., Suite 300
City of Industry, California 91748

(1)	Shares are held of record by a wholly owned subsidiary of EFT Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 1 of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP served as the Company’s independent registered public accountant for the years ended December 31, 2013 and 2014. The following table shows the aggregate fees billed to the Company during these years by MaloneBailey, LLP.

	Year ended
	December 31,
	2013	2014

Audit Fees	$4,000	$4,500
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

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Digital Development Partners, Inc.

City of Industry, CA

We have audited the accompanying balance sheet of Digital Development Partners, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the related results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit as of December 31, 2014 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
March 23, 2015

DIGITAL DEVELOPMENT PARTNERS, INC.

Balance Sheet

as of

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash	22,628	24,184

Total Assets	$22,628	$24,184

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	91,594	73,631

Long Term Liabilities
Loan Payable – Related Party	500,000	420,000

Total Liabilities	591,594	493,631

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 85,970,665 shares as of
December 31, 2014, and 2013	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,143,883)	(8,044,364)

Total Stockholders' Deficit	(568,966)	(469,447)

Total Liabilities and Stockholders' Deficit	$22,628	$24,184

The accompanying notes are an integral part of these financial statements

F-3

DIGITAL DEVELOPMENT PARTNERS, INC.

Statement of Operations

	For the
	Year Ended
	December 31,
	2014	2013

Operating expenses	$(76,810)	$(71,419)

Loss from Operations	$(76,810)	$(71,419)

Interest Expense	$22,709	$18,572

Net Loss	$(99,519)	$(89,991)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	85,970,665	85,970,665

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.

 Statement of Cash Flows

	For the
	Year Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(99,519)	$(89,991)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable	17,963	11,510
Deposits	-	-
Net cash used by operating activities	(81,556)	(78,481)

Cash flows from financing activities:
Proceeds of loan payable from related party	80,000	80,000
Net cash provided by financing activities	80,000	80,000

Net increase (decrease) in cash	(1,556)	1,519

Cash, beginning of the period	24,184	22,665

Cash, end of the period	$22,628	$24,184

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.

Statement of Stockholders' Deficit

			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount
Balance, December 31, 2012	85,970,665	85,971	7,488,946	(7,954,373)	(379,456)

Net loss for the year	-	-	-	(89,991)	(89,991)
Balance, December 31, 2013	85,970,665	85,971	7,488,946	(8,044,364)	(469,447)

Net loss for the year	-	-	-	(99,519)	(99,519)
Balance, December 31, 2014	85,970,665	85,971	7,488,946	(8,143,883)	(568,966)

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS INC.

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

These financial statements as of and for the twelve months ended December 31, 2014 and 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

4.	Distribution of the Company’s shares in YuDeal, Inc. to the stockholders

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

Cash and Cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of December 31, 2014 and 2013.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There is no potential dilutive security as of December 31, 2014. As there was a net loss for the period, basic and diluted loss per share is the same for the twelve months ended December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

3.	Related Party Transactions

	December 31,	December 31,
	2014	2013

Loan payable to related party – EFT Holdings, Inc.	$500,000	$420,000

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

During 2013 a further $80,000 was advanced, bearing an interest rate of 5% and with a term of one year, increasing the loan balance to $420,000.

A further $80,000 was advanced during 2014, bearing an interest rate of 5% and with a term of one year, increasing the loan balance to $500,000.

4.	Income Taxes

No provision was made for federal income tax for the year ended December 31, 2014, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $756,406 which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2034. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0 as of December 31, 2014 and 2013.

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$257,178	$223,342
Less: valuation allowance	(257,178)	(223,342)
Net deferred tax assets	$--	$--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March 2015.

DIGITAL DEVELOPMENT PARTNERS, INC.

By	/s/ Jack Jie Qin
Jack Jie Qin, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jack Jie Qin	Principal Executive
Jack Jie Qin	Officer and Director	March 23, 2015

/s/ William E. Sluss	Principal Financial and
William E. Sluss	Accounting Officer	March 23, 2015

12