Form 10-Q
period 2016-06-30
Digital Development Partners, Inc.
filed 2016-08-12
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 30, 2016 shares of common stock as of 85,970,665.

Digital Development Partners, Inc.
Balance Sheet
as of

	June	December 31,
	2016 (unaudited)	2015

ASSETS
Current Assets
Cash	19,279	12,455

Total Assets	$19,279	$12,455

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$133,542	$123,891

Loan Payable - Related Party	620,000	570,000

Total Liabilities	753,542	693,891

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 85,970,665 shares at June 30, 2016 and December 31, 2015	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,309,180)	(8,256,353)

Total Stockholders' Deficit	(734,263)	(681,436)

Total Liabilities and Stockholders' Deficit	$19,279	$12,455

The accompanying notes are an integral part of these unaudited financial statements.

2

Digital Development Partners, Inc.
Statement of Operations

	For the		For the
	Three Months Ended		Six Months Ended
	June 30 (unaudited),		June 30 (unaudited),
	2016	2015	2016	2015

Operating Expenses	$16,448	$20,338	$38,114	$44,767
Loss from Operations	(16,448)	(20,338)	(38,114)	(44,767)

Interest Expense	7,521	6,540	14,713	12,805

Net Loss	(23,969)	(26,878)	(52,827)	(57,572)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

3

DIGITAL DEVELOPMENT PARTNERS, INC.
Statement of Cash Flows

	For the
	Six Months Ended
	June 30 (unaudited),
	2016	2015
Cash flows from operating activities:
Net loss	$(52,827)	$(57,572)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	9,651	11,555
Net cash used by operating activities	(43,176)	(46,017)

Cash flows from financing activities:
Loans proceeds from related party	50,000	40,000
Net cash provided by financing activities	50,000	40,000

Net increase (decrease) in cash	6,824	(6,017)

Cash, beginning of the period	12,455	22,628

Cash, end of the period	$19,279	$16,611

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

4

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

These condensed financial statements as of and for the six months ended June 30, 2016 and 2015, reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2016. These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities will necessitate significant uses of working capital beyond 2016. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

5

3.	Related Party Transactions

	June 30,	December 31,
	2016	2015

Loan payable to related party – EFT Holdings, Inc.	$620,000	$570,000

As of December 31, 2015 the Company owed EFT Holdings Inc. $570,000. Advances of $50,000 were received from EFT Holdings during the six months ended June 30, 2016. The amounts due EFT Holdings bear interest at 5% per year and are due in one year.

6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation

On February 18, 2010 the Company’s directors approved an agreement between the Company and EFT Holdings, Inc., (“EFT”), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the “EFT-Phone” in exchange for 79,265,000 shares of the Company’s common stock.

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2015 or the six months ended June 30, 2016. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate its lack of revenue.

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

7

Item 4.  Controls and Procedures.

(a)         The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2016, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)         Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

8

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

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL DEVELOPMENT PARTNERS, INC.

August 12, 2016	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer

10