Form 10-K
period 2016-12-31
Digital Development Partners, Inc.
filed 2017-03-30
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2016 was approximately $67,000.

As of March 28, 2017 the Company had 85,970,665 outstanding shares of common stock.

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

The Company did not receive any orders for the EFT phone during the year ended December 31, 2016. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.

General

As of March 28, 2017, the Company did not have any full time employees.

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

Quarter Ended	High	Low

March 31, 2015	$0.015	$0.006
June 30, 2015	$0.015	$0.015
September 30, 2015	$0.020	$0.007
December 31, 2015	$0.007	$0.004

March 31, 2016	$0.045	$0.0041
June 30, 2016	$0.0045	$0.0045
September 30, 2016	$0.015	$0.0045
December 31, 2016	$0.2499	$0.0040

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

As of March 28, 2017, the Company had 85,790,665 outstanding shares of common stock and seven shareholders of record.

As of March 28, 2017, 6,705,665 shares of the Company’s common stock were freely tradable. The remaining outstanding shares, 79,265,000, are owned by a wholly owned subsidiary of EFT Holdings and may be sold pursuant to Rule 144 of the Securities and Exchange Commission.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

During the year ended December 31, 2016, the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. None of the Company’s officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2016.

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2016. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

During the year ended December 31, 2016 the Company’s general and administrative expenses declined by approximately $10,000 from the prior year due to cost saving measures implemented by the Company.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

During the year ended December 31, 2016 EFT Holdings, Inc., the Company’s principal shareholder, advanced the Company an additional $80,000.

In its report on the Company’s financial statements for the years ended December 31, 2016 and 2015, the Company’s independent accountants stated that there was substantial doubt as to the Company’s ability to continue in business.

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

No applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2016. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to The Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016 for the same reason that the Company’s Internal Control Over Financial Reporting was not effective.

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

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of The Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 since the Company did not have sufficient accounting personnel to support standalone external financial reporting under public company or requirements of the Securities and Exchange Commission.  Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, not did it maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.

A recognized material weakness would be a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that would result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees in the normal course of their assigned functions..

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

There have been no changes to the Company’s internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Jack Jie Qin	56	President, Secretary, Chief Executive Officer and Director
William E. Sluss	61	Principal Financial and Accounting Officer

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

Compensation Committee Interlocks and Insider Participation.

The Company’s director acts as its compensation committee. During the year ended December 31, 2016 the Company’s sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the two years ended December 31, 2016 to the executive officers of the Company. No officer of the Company has ever received compensation in excess of $100,000 per year.

						All
						Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Jack Jie Qin	2016	--	--	--	--	--	--
	2015	--	--	--	--	--	--

William Sluss	2016	$37,700	--	--	--	--	$37,700
	2015	$37,700	--	--	--	--	$37,700

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the table, the value of the Company’s shares issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that the Company could not properly report in any other column of the table.

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

Compensation of Directors. The Company’s directors did not receive any compensation for their services as director during the fiscal year ended December 31, 2016.

Stock Option and Bonus Plans. The Company has not adopted any stock option or stock bonus plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of February 28, 2017, those persons owning beneficially 5% or more of the Company’s common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares		Percent of Class

EFT Holdings, Inc.	79,265,000	(1)	92%
17800 Castleton St., Suite 300
City of Industry, California 91748

(1)	Shares are held of record by a wholly owned subsidiary of EFT Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 1 of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP served as the Company’s independent registered public accountant for the years ended December 31, 2016 and 2015. The following table shows the aggregate fees billed to the Company during these years by MaloneBailey, LLP.

	Year ended December 31,
	2016	2015

Audit Fees	$9,500	$10,500
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

11

DIGITAL DEVELOPMENT PARTNER, INC.

FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Digital Development Partners, Inc.

City of Industry, CA

We have audited the accompanying balance sheets of Digital Development Partners, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the related results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 29, 2017

Digital Development Partners, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$14,513	$12,455

Total Assets	$14,513	$12,455

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$152,217	$123,891
Related Party Loan Payable	650,000	570,000

Total Liabilities	802,217	693,891

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; 85,970,665 outstanding shares as at December 31, 2016 and 2015	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,362,621)	(8,256,353)

Total Stockholders' Deficit	(787,704)	(681,436)

Total Liabilities and Stockholders' Deficit	$14,513	$12,455

The accompanying notes are an integral part of these financial statements

Digital Development Partners, Inc.

Statements of Operations

	For the
	Year Ended
	December 31,
	2016	2015
Operating expenses
General and administrative expense	$75,739	$85,916
Total operating expenses	75,739	85,916

Loss from Operations	(75,739)	(85,916)

Other expense
Interest expense	(30,529)	(26,554)
Total other expense	(30,529)	(26,554)

Net Loss	$(106,268)	$(112,470)

Basic and diluted net loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	85,970,665	85,970,665

The accompanying notes are an integral part of these financial statements

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Cash Flows

	For the
	Year Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(106,268)	$(112,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accounts payable and accrued liabilities	28,326	32,297
Net cash used in operating activities	(77,942)	(80,173)

Cash flows from financing activities:
Proceeds from related party loan	80,000	70,000
Net cash provided by financing activities	80,000	70,000

Net increase (decrease) in cash	2,058	(10,173)

Cash, beginning of the period	12,455	22,628

Cash, end of the period	$14,513	$12,455

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Digital Development Partners, Inc.

Changes in Statements of Stockholders’ Deficit

For the years ended December 31, 2015 and December 31, 2016

			Additional		Total
			Paid-In	Accumulated	Stockholders'
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance, December 31, 2014	85,970,665	$85,971	$7,488,946	$(8,143,883)	$(568,966)

Net loss	-	-	-	(112,470)	(112,470)

Balance, December 31, 2015	85,970,665	85,971	7,488,946	(8,256,353)	(681,436)

Net loss	-	-	-	(106,268)	(106,268)

Balance, December 31, 2016	85,970,665	$85,971	$7,488,946	$(8,362,621)	$(787,704)

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

In conjunction with the reorganization the management team of the Company resigned. The Company’s president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Holding Inc.

EFT Holding Inc. is the majority stockholder of Digital Development Partners Inc.

2.	Summary of Significant Accounting Policies and Going Concern

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of December 31, 2016 and 2015.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There is no potential dilutive securities as of December 31, 2016 or December 31, 2015. As there was a net loss for these periods, basic and diluted loss per share is the same for the twelve months ended December 31, 2016 and 2015, respectively.

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

3.	Related Party Transactions

	December 31,	December 31,
	2016	2015
Loan payable to related party – EFT Holdings, Inc.	$650,000	$570,000

Advances were received from EFT Holdings during the fiscal year ended December 31, 2016 and 2015 totaling $80,000 and $70,000 respectively. The amounts due EFT Holdings bear interest at 5% per year and are due on demand. As of December 31, 2016 the Company owed EFT Holdings $145,508 in accrued and unpaid interest.

4.	Income Taxes

No provision was made for federal income tax for the year ended December 31, 2016, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $839,403, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2035. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0 as of December 31, 2016 and 2015.

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	341,300	$304,107
Less: valuation allowance	(341,300)	(304,107)
Net deferred tax assets	$--	$--

5.	Subsequent Events

Subsequent to December 31, 2016 the Company borrowed $10,000 from EFT Holdings, a related party. The amounts due EFT Holdings bear interest at 5% per year and are due on demand.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2017.

DIGITAL DEVELOPMENT PARTNERS, INC.

By	/s/ Jack Jie Qin
Jack Jie Qin, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jack Jie Qin	Principal Executive
Jack Jie Qin	Officer and Director	March 29, 2017

/s/ William E. Sluss	Principal Financial and
William E. Sluss	Accounting Officer	March 29, 2017