Form 10-Q
period 2017-03-31
Digital Development Partners, Inc.
filed 2017-05-12
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of April 25, 2017.

Digital Development Partners, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$8,438	$14,513
Total current assets	8,438	14,513

Total Assets	$8,438	$14,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$163,500	$152,217
Related Party Loan Payable	660,000	650,000
Total current liabilities	823,500	802,217

Total Liabilities	823,500	802,217

Stockholders’ Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 85,970,665 shares at March 31, 2017 and December 31, 2016,	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,389,979)	(8,362,621)

Total Stockholders’ Deficit	(815,062)	(787,704)

Total Liabilities and Stockholders’ Deficit	$8,438	$14,513

The accompanying notes are an integral part of these unaudited financial statements.

2

DIGITAL DEVELOPMENT PARTNERS, INC.
Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2017	2016
Operating Expenses
General and administrative expenses	$19,177	$21,666
Loss from Operations	(19,177)	(21,666)

Other expense
Interest Expense	(8,181)	(7,192)
Total other expense	(8,181)	(7,192)

Net Loss	$(27,358)	$(28,858)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

3

DIGITAL DEVELOPMENT PARTNERS, INC.
Statements of Cash Flows
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(27,358)	$(28,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	11,283	5,840
Net cash used in operating activities	(16,075)	(23,018)

Cash flows from financing activities:
Proceeds from related party loans	10,000	20,000
Net cash provided by financing activities	10,000	20,000

Net decrease in cash	(6,075)	(3,018)

Cash, beginning of the period	14,513	12,455

Cash, end of the period	$8,438	$9,437

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

4

DIGITAL DEVELOPMENT PARTNERS INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Nature of Operations

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

These unaudited interim financial statements, as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2017. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

5

3.	Related Party Transactions

	March 31,	December 31,
	2017	2016

Loan payable to related party – EFT Holdings, Inc.	$660,000	$650,000

As of March 31, 2017 the Company owed EFT Holdings Inc. $660,000. Advances of $10,000 were received from EFT Holdings during the three months ended March 31, 2017. With the exemption of the recent $10,000 advance, all amounts due EFT Holdings bear interest at 5% per year, are unsecured and are due on demand. The $10,000 loaned during the three months ended March 31, 2017 bears interest at 5% per year, is due in twelve months, and is secured by all of the Company’s future income and receivables.

6

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2016 or the three months ended March 31, 2017 or three months ended March 31, 2016. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate its lack of revenue.

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

(a)          The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2017, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

(b)          Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

May 12, 2017	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer

9