Form 10-Q
period 2017-06-30
Digital Development Partners, Inc.
filed 2017-08-14
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2017

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of August 11, 2017.

Digital Development Partners, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$4,222	$14,513
Total current assets	4,222	14,513

Total Assets	$4,222	$14,513

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$165,937	$152,217

Related Party Loan Payable	677,000	650,000
Total current liabilities	842,937	802,217

Total Liabilities	842,937	802,217

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 85,970,665 shares as at June 30, 2017 and December 31, 2016	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946

Accumulated Deficit	(8,413,632)	(8,362,621)

Total Stockholders' Deficit	(838,715)	(787,704)

Total Liabilities and Stockholders' Deficit	$4,222	$14,513

The accompanying notes are an integral part of these unaudited financial statements.

2

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating Expenses
General and administrative expenses	$15,255	$16,448	$34,432	$38,114
Loss from Operations	(15,255)	(16,448)	(34,432)	(38,114)

Other expense

Interest expense	(8,398)	(7,521)	(16,579)	(14,713)

Total other expense	(8,398)	(7,521)	(16,579)	(14,713)

Net Loss	$(23,653)	$(23,969)	$(51,011)	$(52,827)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

3

DIGITAL DEVELOPMENT PARTNERS, INC.

Statement of Cash Flows

(Unaudited)

	For the
	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(51,011)	$(52,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	13,720	9,651
Net cash used in by operating activities	(37,291)	(43,176)

Cash flows from financing activities:
Proceeds from related party loans	27,000	50,000
Net cash provided by financing activities	27,000	50,000

Net increase (decrease) in cash	(10,291)	6,824

Cash, beginning of the period	14,513	12,455

Cash, end of the period	$4,222	$19,279

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

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

These unaudited interim financial statements, as of June 30, 2017 and for the six months ended June 30, 2017 and 2016, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2017. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s future activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5

3.	Related Party Transactions

	June 30,	December 31,
	2017	2016

Loan payable to related party – EFT Holdings, Inc.	$677,000	$650,000

As of June 30, 2017 the Company owed EFT Holdings Inc. $677,000. Advances of $27,000 were received from EFT Holdings during the six months ended June 30, 2017. With the exemption of the recent $10,000 advance, all amounts due EFT Holdings bear interest at 5% per year, are unsecured and are due on demand. The $27,000 loaned during the six months ended June 30, 2017 bears interest at 5% per year, is due in twelve months, and is secured by all of the Company’s future income and receivables.

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

The Company did not receive any orders for the EFT phone during the year ended December 31, 2016 or the six months ended June 30, 2017. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate its lack of revenue.

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

(a)    The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2017, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

(b)    Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

August 14, 2017	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and
Accounting Officer

9