Form 10-Q
period 2018-03-31
Digital Development Partners, Inc.
filed 2018-05-21
CIK 1409999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2018

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of May 21, 2018.

Digital Development Partners, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	5,233	1,573

Total Assets	$5,233	$1,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	194,659	186,541
Related party loans (Note 3)	731,060	712,750

Total Liabilities	925,719	899,291

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 85,970,665 shares as at March 31, 2018, and December 31, 2017	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,495,403)	(8,472,635)

Total Stockholders' Deficit	(920,486)	(897,718)

Total Liabilities and Stockholders' Deficit	$5,233	$1,573

The accompanying notes are an integral part of these unaudited financial statements.

2

DIGITAL DEVELOPMENT PARTNERS, INC.
Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2018	2017

Operating expenses	13,750	19,177
Loss from Operations	(13,750)	(19,177)
Interest expense	(9,018)	(8,181)
Net Loss	(22,768)	(27,358)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.
Statements of Cash Flows

	For the
	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(22,768)	$(27,358)
Change in operating assets and liabilities:
Accounts payable, and accrued liabilities	8,118	11,283

Net cash in operating activities	(14,650)	(16,075)

Cash flows from financing activities:
Proceeds from related party loans	18,310	10,000
Net cash provided by financing activities	18,310	10,000

Net increase (decrease) in cash	3,660	(6,075)

Cash, beginning of the period	1,573	14,513

Cash, end of the period	$5,233	$8,438

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

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

These unaudited interim financial statements, as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2018. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s future activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary in the event that the Company cannot continue as a going concern.

3.	Related Party Transactions

	March 31, 2018	December 31, 2017
Loans payable to related parties:

EFT Holdings, Inc.	$719,310	$711,000
EF2T, Inc.	11,750	1,750
	$731,060	$712,750

As of March 31, 2018 the Company owed EFT Holdings Inc. $719,310. Advances of $8,310 were received from EFT Holdings during the three months ended March 31, 2018. The amounts due to EFT Holdings bear interest at 5% per year, are secured by all future sales of the Company and have a maturity of one year. As of March 31, 2018 the Company owed EFT Holdings $188,252 in accrued and unpaid interest.

As of March 31, 2018, the Company owed EFT2 $11,750. Advances were received from EFT2 during the three months ended March 31, 2018 totaling $10,000. The amounts due to EFT2 bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of March 31, 2018, the Company owed EFT2 $56 in accrued and unpaid interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

On February 18, 2010 the Company’s directors approved an agreement between the Company and EFT Holdings, Inc., (“EFT”), whereby EFT agreed to assign its worldwide distribution and servicing rights to a product known as the “EFT-Phone” in exchange for 79,265,000 shares of the Company’s common stock.

The EFT-Phone is a cell phone which has an application that allows EFT’s affiliate base to access all of their back office sites including their Funds Management Account where the affiliate is able to deposit, withdraw and transfer money to another EFT account or to another EFT affiliate at no cost for the transfer.

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2017 or the three months ended March 31, 2018. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT will not be placing any new orders from the Company. The Company is investigating other sources of revenue to mitigate its lack of revenue.

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

Item 4. Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2018, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

(b) Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

May 21, 2018	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer

9