Form 10-Q
period 2018-06-30
Digital Development Partners, Inc.
filed 2018-08-14
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of August 10, 2018.

Digital Development Partners, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$1,228	$1,573

Total Assets	$1,228	$1,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$203,077	$186,541

Related Party Loans (Note 3)	752,330	712,750

Total Liabilities	955,407	899,291

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 85,970,665 shares as of June 30, 2018 and December 31, 2017	85,971	85,971

Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,529,096)	(8,472,635)

Total Stockholders' Deficit	(954,179)	(897,718)

Total Liabilities and Stockholders' Deficit	$1,228	$1,573

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Operations

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating Expenses	$24,425	$15,255	$38,175	$34,432
Loss from Operations	(24,425)	(15,255)	(38,175)	(34,432)

Interest Expense	(9,268)	(8,398)	(18,286)	(16,579)

Net Loss	$(33,693)	$(23,653)	$(56,461)	$(51,011)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(56,461)	$(51,011)
Adjustments to reconcile net loss to
net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	16,536	13,720
Net cash used in operating activities	(39,925)	(37,291)

Cash flows from financing activities:
Proceeds from loans - Related Party	39,580	27,000
Net cash provided by financing activities	39,580	27,000

Net decrease in cash	(345)	(10,291)

Cash, beginning of the period	1,573	14,513

Cash, end of the period	$1,228	$4,222

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

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

These unaudited interim financial statements, as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2018. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Related Party Transactions

	June 30,	December 31,
	2018	2017
Loans payable to related parties:

EFT Holdings, Inc.	$725,580	$711,000
EF2T, Inc.	26,750	1,750
	$752,330	$712,750

As of June 30, 2018 the Company owed EFT Holdings Inc. $725,580. Advances of $14,580 were received from EFT Holdings during the six months ended June 30, 2018. The amounts due EFT Holdings bear interest at 5% per year, are secured by all future sales of the Company and have a maturity of one year. As of June 30, 2018 the Company owed EFT Holdings $197,274 in accrued and unpaid interest. Several of these advances at June 30, 2018 were past due and payable upon demand.

As of June 30, 2018, the Company owed EFT2 $26,750. Advances of $25,000 were received from EFT2 during the six months ended June 30, 2018. The amounts due EFT2 bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of June 30, 2018, the Company owed EFT2 $303 in accrued and unpaid interest. Subsequent to June 30, 2018, the Company received advances totaling $9,000 from EF2T, Inc. bearing interest at 5% per year, secured by all future sales of the Company, and these advances have a maturity of one year.

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2017 or the six months ended June 30, 2018. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT will not be placing any new orders from the Company. The Company is investigating other sources of revenue to mitigate its lack of revenue.

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

Item 4. Controls and Procedures.

(a)       The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2018, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

(b)       There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

August 14, 2018	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer