Form 10-Q
period 2018-09-30
Digital Development Partners, Inc.
filed 2018-11-15
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2018

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of November 14, 2018.

Digital Development Partners, Inc.
Balance Sheets (Unaudited)
as of

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	4,733	1,573

Total Assets	$4,733	$1,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and accrued expenses	211,653	186,541

Long Term Liabilities
Loan Payable to EFT Holdings, Inc. (Note 5)	732,157	711,000
Loan Payable to EF2T, Inc. (Note 5)	38,250	1,750
Total Long Term Liabilities	770,407	712,750

Total Liabilities	982,060	899,291

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; 85,970 665 outstanding shares at September 30, 2018 and December 31, 2017	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Deficit	(8,552,244)	(8,472,635)

Total Stockholders' Deficit	(977,327)	(897,718)

Total Liabilities and Stockholders' Deficit	$4,733	$1,573

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.
Statements of Operations (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating Expenses	13,622	13,227	51,797	47,659
Loss from Operations	(13,622)	(13,227)	(51,797)	(47,659)

Interest Expense	9,526	8,488	27,812	25,067

Net Loss	(23,148)	(21,715)	(79,609)	(72,726)

Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Cash Flows
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(79,609)	$(72,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	39,259	24,858
Deposits	-	-
Net cash used in operating activities	(40,350)	(47,868)

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds of loans - Related Party (EFT Holdings)	9,510	32,000
Proceeds of loans - Related Party (EF2T, Inc.)	34,000	1,750
Net cash provided by financing activities	43,510	33,750

Net increase (decrease) in cash	3,160	(14,118)

Cash, beginning of the period	1,573	14,513

Cash, end of the period	$4,733	$395

Supplemental cash flow disclosure:
Expenses paid by related parties on behalf of the Company	$14,147
Interest paid	$-	$-
Taxes paid	$-	$-

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

These unaudited interim financial statements, as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2018. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s future activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities,that might be necessary in the event that the Company cannot continue as a going concern.

3.	Related Party Transactions

	September 30,	December 31,
	2018	2017
Loans payable to related parties:

EFT Holdings, Inc.	$732,157	$711,000
EF2T, Inc.	38,250	1,750
	$770,407	$712,750

As of September 30, 2018 the Company owed EFT Holdings Inc. $732,157. Advances of $9,510 were received from EFT Holdings during the nine months ended September 30, 2018. The amounts due EFT Holdings bear interest at 5% per year, are secured by all future sales of the Company and have a maturity of one year. As of September 30, 2018 the Company owed EFT Holdings $206,365 in accrued and unpaid interest. Several of these advances at September 30, 2018 were past due and payable upon demand.

As of September 30, 2018, the Company owed EF2T $38,250. Advances of $34,000 were received from EF2T during the nine months ended September 30, 2018. The amounts due EF2T bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of September 30, 2018, the Company owed EF2T $737 in accrued and unpaid interest.

The amounts due EFT Holdings and EF2T include $14,147 representing non-cash expenses paid on behalf of the Company by these entities.

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2017 or the nine months ended September 30, 2018. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT will not be placing any new orders from the Company. The Company is investigating other sources of revenue to mitigate its lack of revenue.

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

Item 4. Controls and Procedures.

(a)       The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2018, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

(b)       There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

November 15, 2018	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer