Form 10-K
period 2018-12-31
Digital Development Partners, Inc.
filed 2019-05-06
CIK 1409999

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52828

DIGITAL DEVELOPMENT PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St., Suite 300
City of Industry, California	91748
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including Area Code: (626) 581-3335

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2018 was approximately $135,000.

As of April 30, 2019 the Company had 85,970,665 outstanding shares of common stock.

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

The Company did not receive any orders for the EFT phone during the year ended December 31, 2018. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company.

General

As of April 30, 2019, the Company did not have any full-time employees.

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

Quarter Ended	High	Low

March 31, 2017	$0.065	$0.025
June 30, 2017	$0.030	$0.010
September 30, 2017	$0.016	$0.008
December 31, 2017	$0.019	$0.011

March 31, 2018	$0.14	$0.02
June 30, 2018	$0.04	$0.02
September 30, 2018	$0.04	$0.01
December 31, 2018	$0.02	$0.01

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

As of April 30, 2019, the Company had 85,970,665 outstanding shares of common stock and seven shareholders of record.

As of April 30, 2019, 6,705,665 shares of the Company’s common stock were freely tradable. The remaining outstanding shares, 79,265,000, are owned by a wholly owned subsidiary of EFT Holdings and may be sold pursuant to Rule 144 of the Securities and Exchange Commission.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

During the year ended December 31, 2018, the Company did not purchase any shares of its common stock from third parties in a private transaction or as a result of any purchases in the open market. None of the Company’s officers or directors, nor any of its principal shareholders purchased any shares of its common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Results of Operations

The Company did not receive any orders for the EFT phone during the years ended December 31, 2018 and 2017. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT has not placed any new orders with the Company. It is the Company’s understanding that EFT has inventory previously purchased from the Company and until sales increase, EFT will not be placing any new orders from the Company. The Company is very concerned regarding this news and is investigating other sources of revenue to mitigate the significant drop in revenue.

During the year ended December 31, 2018 the Company’s operating expenses increased by approximately $7,300 from the prior year due to increased audit, legal and filing fees.

Other than the foregoing, the Company does not know of any trends, events or uncertainties that will have, or are reasonably expected to have, a material impact on sales, revenues, expenses or results of operations.

Liquidity and Capital Resources

During the year ended December 31, 2018 EFT Holdings, Inc., the Company’s principal shareholder, advanced the Company an additional $79,258.

The Company does not have any firm commitments from any person to provide the Company with any additional capital.

In its report on the Company’s financial statements for the years ended December 31, 2018 and 2017, the Company’s independent accountants stated that there was substantial doubt as to the Company’s ability to continue in business.

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

Management’s Report on Disclosure Control

Under the direction and with the participation of the Company’s management, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to The Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based upon this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 for the same reason that the Company’s Internal Control Over Financial Reporting was not effective.

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

The Company’s management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of The Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 since the Company did not have sufficient accounting personnel to support standalone external financial reporting under public company or requirements of the Securities and Exchange Commission.  Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, it did not maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.

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

This Annual Report on Form 10-K does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that require the Company to provide only the Company’s management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls.

There have been no changes to the Company’s internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Jack Jie Qin	58	President, Secretary, Chief Executive Officer and
		Director
William E. Sluss	63	Principal Financial and Accounting Officer

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

The Company believes that Mr. Qin’s longstanding experience with EFT Holdings, Inc. and in particular with EFT’s affiliate base, qualifies him to be a director.

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

Compensation Committee Interlocks and Insider Participation.

The Company’s director acts as its compensation committee. During the year ended December 31, 2018 the Company’s sole officer was not a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued during the two years ended December 31, 2018 to the executive officers of the Company.

						All
						Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Jack Jie Qin	2018	--	--	--	--	--	--
	2017	--	--	--	--	--	--

William Sluss	2018	$37,000	--	--	--	--	$37,000
	2017	$37,700	--	--	--	--	$37,700

(1)	The dollar value of base salary (cash and non-cash) received.

(2)	The dollar value of bonus (cash and non-cash) received.

(3)	During the periods covered by the table, the value of the Company’s shares issued as compensation for services to the persons listed in the table.

(4)	The value of all stock options granted during the periods covered by the table.

(5)	All other compensation received that the Company could not properly report in any other column of the table.

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

Compensation of Directors. The Company’s directors did not receive any compensation for their services as director during the fiscal year ended December 31, 2018.

Stock Option and Bonus Plans. The Company has not adopted any stock option or stock bonus plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table lists, as of May 3, 2019, those persons owning beneficially 5% or more of the Company’s common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

EFT Holdings, Inc.	79,265,000 (1)	92%
17800 Castleton St., Suite 300
City of Industry, California 91748

(1)	Shares are held of record by a wholly owned subsidiary of EFT Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 1 of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

MaloneBailey, LLP served as the Company’s independent registered public accountant for the years ended December 31, 2018 and 2017. The following table shows the aggregate fees billed to the Company during these years by MaloneBailey, LLP.

	Year ended December 31,
	2018	2017

Audit Fees	$14,500	$14,500
Audit-Related Fees	--	--
Financial Information Systems	--	--
Design and Implementation Fees	--	--
Tax Fees	--	--
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

DIGITAL DEVELOPMENT PARTNERS, INC.

FINANCIAL STATEMENTS

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sole Board Member of

Digital Development Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Digital Development Partners, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

May 3, 2019

Digital Development Partners, Inc.
Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	$4,733	$1,573

Total Assets	$4,733	$1,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$231,553	$186,541
Related party loan payables	792,008	712,750

Total Liabilities	1,023,561	899,291

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; issued and outstanding 85,970,665 shares at December 31, 2018 and 2017	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,593,745)	(8,472,635)

Total Stockholders' Deficit	(1,018,828)	(897,718)

Total Liabilities and Stockholders' Deficit	$4,733	$1,573

The accompanying notes are an integral part of these financial statements

Digital Development Partners, Inc.
Statements of Operations

	For the
	Years Ended
	December 31,
	2018	2017

Operating expenses
General and administrative expenses	$83,538	$76,231
Total operating expenses	83,538	76,231

Loss from operations	(83,538)	(76,231)

Other expense
Interest expense	(37,572)	(33,783)
Total other expense	(37,572)	(33,783)

Net Loss	$(121,110)	$(110,014)

Basic and diluted net loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	85,970,665	85,970,665

The accompanying notes are an integral part of these financial statements

Digital Development Partners, Inc.

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2018 and December 31, 2017

			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount
Balance, December 31, 2016	85,970,665	$85,971	$7,488,946	$(8,362,621)	$(787,704)
Net loss	-	-	-	(110,014)	(110,014)

Balance, December 31, 2017	85,970,665	85,971	7,488,946	(8,472,635)	(897,718)
Net loss	-	-	-	(121,110)	(121,110)

Balance, December 31, 2018	85,970,665	$85,971	$7,488,946	$(8,593,745)	$(1,018,828)

The accompanying notes are an integral part of these financial statements

Digital Development Partners, Inc.
Statements of Cash Flows

	For the
	Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(121,110)	$(110,014)
Adjustments to reconcile net loss to
net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	45,012	34,324
Net cash used in operating activities	(76,098)	(75,690)

Cash flows from financing activities:
Proceeds from related party loans	79,258	62,750
Net cash provided by financing activities	79,258	62,750

Net increase (decrease) in cash	3,160	(12,940)

Cash, beginning of the period	1,573	14,513

Cash, end of the period	$4,733	$1,573

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

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

In conjunction with the reorganization the management team of the Company resigned. The Company’s president, Isaac Roberts, was replaced by Jack Jie Quin, president of EFT Holdings, Inc.

EFT Holdings, Inc. is the Company’s majority shareholder.

2.	Summary of Significant Accounting Policies and Going Concern

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities will necessitate significant uses of working capital beyond 2018. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

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

Cash and Cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of December 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, “Income Taxes”.  ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There is no potential dilutive securities as of December 31, 2018 or December 31, 2017. As there was a net loss for these periods, basic and diluted loss per share is the same for the twelve months ended December 31, 2018 and 2017.

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

3.	Related Party Transactions

	December 31,	December 31,
	2018	2017
Loans payable to related parties:
EFT Holdings, Inc.	$751,258	$711,000
EFT2, Inc.	40,750	1,750
	$792,008	$712,750

Advances were received from EFT Holdings during the fiscal years ended December 31, 2018 and 2017 totaling $40,258 and $61,000, respectively. The amounts due EFT Holdings bear interest at 5% per year, are secured by all future sales of the Company and have a maturity of one year. As of December 31, 2018 and 2017 the Company owed EFT Holdings $215,608 and $179,291 in accrued and unpaid interest, respectively. Loans with outstanding balances of $719,310 are currently past due. EFT Holdings, Inc. has agreed to extend all of the past due loans for another term.

Advances were received from EFT2, Inc. during the fiscal year ended December 31, 2018 totaling $39,000 and $1,750, respectively. The amount due EFT2 bears interest at 5% per year, is secured by all future sales of the Company and has a maturity of one year. As of December 31, 2018 and 2017, the Company owed EFT2, Inc. $1,254 and $35 in accrued and unpaid interest, respectively. Loans with outstanding balances of $16,750 are currently past due. EFT2, Inc. has agreed to extend all of the past due loans for another term.

4.	Income Taxes

No provision was made for federal income tax for the year ended December 31, 2018, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $1,176,796, which begins to expire in 2029 unless utilized beforehand. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward.  However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0 as of December 31, 2018 and 2017.

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2018. For net operating losses (NOLs) arising after December 31, 2018, the 2018 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$247,127	$221,694
Less: valuation allowance	(247,127)	(221,694)
Net deferred tax assets	$-	$-

5.	Subsequent Events

Subsequent to December 31, 2018 the Company borrowed $2,500, from EF2T, Inc. and $18,226 from EFT Holdings, Inc., both related parties. The amounts due EF2T, Inc. and EFT Holdings bear interest at 5% per year and have a maturity of one year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2019.

DIGITAL DEVELOPMENT PARTNERS, INC.

By	/s/ Jack Jie Qin
Jack Jie Qin, President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jack Jie Qin	Principal Executive
Jack Jie Qin	Officer and Director	April 30, 2019

/s/ William E. Sluss	Principal Financial and
William E. Sluss	Accounting Officer	April 30, 2019

DIGITAL DEVELOPMENT PARTNERS, INC.

ANNUAL REPORT ON FORM 10-K

EXHIBITS