Form 10-Q
period 2019-03-31
Digital Development Partners, Inc.
filed 2019-07-30
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of July 26, 2019.

Digital Development Partners, Inc.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$1,291	$4,733

Total Assets	$1,291	$4,733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$243,300	$231,553
Related party loan payables	806,235	792,008

Total Liabilities	1,049,535	1,023,561

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; 85,970,665 outstanding shares at March 31, 2019 and December 31, 2018	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,623,161)	(8,593,745)

Total Stockholders' Deficit	(1,048,244)	(1,018,828)

Total Liabilities and Stockholders' Deficit	$1,291	$4,733

The accompanying notes are an integral part of these unaudited financial statements.

Digital Development Partners, Inc.
Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2019	2018

Operating Expenses
General and administrative	$19,463	$13,750
Total operating expenses	19,463	13,750

Loss from Operations	(19,463)	(13,750)

Other expense
Interest Expense	(9,953)	(9,018)
Total other expense	(9,953)	(9,018)

Net Loss	$(29,416)	$(22,768)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding,
Basic and Diluted:	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

Digital Development Partners, Inc.

Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit
	Shares	Amount

Balance, December 31, 2017	85,970,665	$85,971	$7,488,946	$(8,472,635)	$(897,718)
Net loss	-	-	-	(22,768)	(22,768)
Balance, March 31, 2018	85,970,665	85,971	7,488,946	(8,495,403)	(920,486)
Balance, December 31, 2018	85,970,665	$85,971	$7,488,946	$(8,593,745)	$(1,018,828)
Net loss	-	-	-	(29,416)	(29,416)

Balance, March 31, 2019	85,970,665	$85,971	$7,488,946	$(8,623,161)	$(1,048,244)

The accompanying notes are an integral part of these unaudited financial statements.

Digital Development Partners, Inc.
Statements of Cash Flows
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(29,416)	$(22,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable, accrued liabilities	17,974	8,118

Net cash used in operating activities	(11,442)	(14,650)

Cash flows from financing activities:
Proceeds from related party loans	12,500	18,310
Repayments on related party loans	(4,500)	-

Net cash provided by financing activities	8,000	18,310

Net increase (decrease) in cash	(3,442)	3,660

Cash, beginning of the period	4,733	1,573

Cash, end of the period	$1,291	$5,233

Supplemental cash flow disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing transactions
Expenses paid directly by related party on behalf of the Company	$6,227	$-

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

These unaudited interim financial statements, as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2019. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

While the Company believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s future activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

3.	Related Party Transactions

EFT Holdings Inc. provides acquired office space to the company on a rent-free basis	March 31,	December 31,
	2019	2018
Loans payable to related parties:

EFT Holdings, Inc.	$762,985	$751,258
EF2T, Inc.	43,250	40,750
	$806,235	$792,008

Advances of $10,000 were received from EFT Holdings, Inc. and $6,227 was paid for expenses on behalf of the Company during the three months ended March 31, 2019. The Company repaid $4,500 to EFT Holdings, Inc. during the three months ended March 31, 2019. The amounts due EFT Holdings, Inc. bear interest at 5% per year, are secured by all future sales of the Company and have a maturity of one year. As of March 31, 2019, the Company owed EFT Holdings $225,043 in accrued and unpaid interest. $719,310 of these advances at March 31, 2019, were past due and payable upon demand. All of these past due advances have been extended for another year.

Advances of $2,500 were received from EF2T, Inc. during the three months ended March 31, 2019. The amounts due EF2T, Inc. bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of March 31, 2019, the Company owed EF2T $1,772 in accrued and unpaid interest.

4.	Subsequent events

Subsequent to the March 31, 2019, the Company borrowed additional advances of $20,000 from EF2T, Inc. and $6,450 from EFT Holdings, Inc. These advances bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year.

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2018 or the three months ended March 31, 2019 or 2018. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT will not be placing any new orders from the Company. The Company is investigating other sources of revenue to mitigate its lack of revenue.

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

Item 4. Controls and Procedures.

(a)       The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2019, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

(b)       There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

July 30, 2019	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer

