Form 10-Q
period 2019-06-30
Digital Development Partners, Inc.
filed 2019-08-19
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,970,665 shares of common stock as of August 16, 2019.

DIGITAL DEVELOPMENT PARTNERS, INC.
Balance Sheets (unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$3,306	$4,733

Total Assets	$3,306	$4,733

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$245,258	$231,553
Related party loan payables	835,270	792,008

Total Liabilities	1,080,528	1,023,561

Stockholders' Deficit
Common Stock, $0.001 par value; authorized 225,000,000 shares; 85,970,665 outstanding shares at June 30, 2019 and December 31, 2018	85,971	85,971
Additional Paid-In Capital	7,488,946	7,488,946
Accumulated Deficit	(8,652,139)	(8,593,745)

Total Stockholders' Deficit	(1,077,222)	(1,018,828)

Total Liabilities and Stockholders' Deficit	$3,306	$4,733

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating Expenses
General and administrative	$18,725	$24,425	$38,188	$38,175
Total operating expenses	18,725	24,425	38,188	38,175
Loss from Operations	(18,725)	(24,425)	(38,188)	(38,175)
Other Expense
Interest Expense	(10,253)	(9,268)	(20,206)	(18,286)
Total Other Expense	(10,253)	(9,268)	(20,206)	(18,286)
Net Loss	$(28,978)	$(33,693)	$(58,394)	$(56,461)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and Diluted	85,970,665	85,970,665	85,970,665	85,970,665

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	85,970,665	$85,971	$7,488,946	$(8,472,635)	$(897,718)
Net Loss	---	---	---	(22,768)	(22,768)
Balance, March 31, 2018	85,970,665	85,971	7,488,946	(8,495,403)	(920,486)
Net Loss	---	---	---	(33,693)	(33,693)
Balance, June 30, 2018	85,970,665	85,971	7,488,946	(8,529,096)	(954,179)
Balance, December 31, 2018	85,970,665	85,971	7,488,946	(8,593,745)	(1,018,828)
Net Loss	---	---	---	(29,416)	(29,416)
Balance, March 31, 2019	85,970,665	85,971	7,488,946	8,623,161	(1,048,244)
Net Loss	---	---	---	(28,978)	(28,978)
Balance, June 30, 2019	85,970,665	$85,971	$7,488,946	$(8,652,139)	$(1,077,222)

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019		2018
Cash flows from operating activities:
Net loss		$(58,394)		$(56,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable and accrued liabilities		26,382		16,536
Net cash used in operating activities		(32,012)		(39,925)
Cash flows from financing activities:
Proceeds from related party loans		66,500		39,580
Repayments on related party loans		(35,915)		---
Net cash provided by financing activities		30,585		39,580
Net decrease in cash		(1,427)		(345)
Cash, beginning of the period		4,733		1,573
Cash, end of the period		$3,306		$1,228

Supplemental cash flow disclosure
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

Non-cash investing and financing transactions
Expenses paid directly by related party on behalf of the Company		$12,677	$	---

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

These unaudited interim financial statements, as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2019. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities Exchange Commission.

2.	Going Concern

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Office Space

EFT Holdings, Inc. provides office space to the Company on a rent-free basis.

Loans Payable – Related Parties

The following table sets forth outstanding loans payable to related parties as of the June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019	December 31, 2018
EFT Holdings, Inc.	$738,020	$751,258
EFT2, Inc.	63,250	40,750
Astonia LLC	34,000	-
	$835,270	$792,008

Advances of $10,000 were received from EFT Holdings, Inc. and $12,677 were expenses paid for on behalf of the Company during the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company repaid $35,915 of the EFT Holdings, Inc. loans. The amounts due EFT Holdings bear interest at 5% per year, are secured by all future sales of the Company and have a maturity of one year. As of June 30, 2019, the Company owed EFT Holdings $234,445 in accrued and unpaid interest. $719,300 of these advances at June 30, 2019 were past due and payable upon demand. All of these past due advances have been extended for another year.

Advances of $22,500 were received from EF2T during the six months ended June 30, 2019. The amounts due EF2T bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of June 30, 2019, the Company owed EF2T $2,514 in accrued and unpaid interest.

Advances of $34,000 were received from Astonia, LLC (“Astonia”) during the six months ended June 30, 2019. Astonia is considered a “related party”, due to the fact that the Company’s President, Jack Jie Qin, is the manager of Astonia. The amounts due Astonia bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of June 30, 2019, the Company owed Astonia $109 in accrued and unpaid interest.

4.	Subsequent Events

In July 2019, the Company obtained a loan from EFT2 in the amount of $10,000. This amount due EFT2 bears interest at 5% per year, is secured by all future sales of the Company, and has a maturity of one year.

In July 2019, the Company obtained a loan from Astonia in the amount of $10,000. This amount due Astonia bears interest at 5% per year, is secured by all future sales of the Company, and has a maturity of one year.

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

Results of Operations

The Company did not receive any orders for the EFT phone during the year ended December 31, 2018 or the six months ended June 30, 2019, and June 30, 2018. The Company has been advised by EFT that due to a significant drop in demand for the EFT phone, EFT will not be placing any new orders from the Company. The Company is investigating other sources of revenue to mitigate its lack of revenue.

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

(a)       The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2019, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

(b)       There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

DIGITAL DEVELOPMENT PARTNERS, INC.

August 19, 2019	By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss, Principal Financial and Accounting Officer

