Form 10-K
period 2019-12-31
Digital Development Partners, Inc.
filed 2020-07-14
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

washington, d.c.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File No. 000-52828

Digital Development Partners, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0521119 (IRS Employer Identification No.)

3505 Yucca Drive, Suite 104, Flower Mound, Texas 75022

(Address of Principal Executive Offices, Including Zip Code)

(833) 223-4202

(Registrant’s telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 28, 2019 (the last trading day prior to June 30, 2019), of $0.03) is $191,250.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 150,225,000 as of July 10, 2020.

Documents Incorporated by Reference

None

DIGITAL DEVELOPMENT PARTNERS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2019

Items in Form 10-K

EXPLANATORY NOTE

As of the date of this Annual Report on Form 10-K, there exist significant uncertainties regarding the current Novel Coronavirus (“COVID-19") pandemic, including the scope of health issues, the possible duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause.

To date, the COVID-19 pandemic has had a discernable short-term negative impact on the ability of Digital Development Partners, Inc., including its wholly-owned subsidiary, Black Bird Potentials Inc., a Wyoming corporation (collectively, the “Company,” “we,” “our” or “us”), to obtain capital needed to accelerate the development of our business.

With respect to our business operations, while our product sales have increased since the initial impact of the COVID-19 pandemic due primarily to our recently introducing hand sanitizer gel and spray products, we believe the COVID-19 pandemic has had a discernable short-term negative impact on our product sales.

Overall, our company is not of a size that has required us to implement “company-wide” policies in response to the COVID-19 pandemic. Further, our product manufacturing operations have experienced no negative consequences attributable to the COVID-19 pandemic, inasmuch as these operations involve a limited number of persons. However, as the states continue to re-open their economies, the scope and nature of the impacts of COVID-19 on our company will evolve day-by-day, week-by-week.

The COVID-19 pandemic can be expect to continue to result in regional and local quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers to deliver materials on a timely basis, or at all, severe market volatility, liquidity disruptions and overall economic instability. It can be further expected that the COVID-19 pandemic will continue to have unpredictably adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly and additional impacts may arise of which we are not currently aware.

We intend to continue to assess the evolving impact of the COVID-19 pandemic, not only on our company, but on the operations of our customers, consumers and supply chains, and intend to make adjustments accordingly. However, the extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations will depend on how the COVID-19 pandemic and its impact continues to impact the United States and, to a lesser extent, the rest of the world, all of which remains highly uncertain and cannot be predicted at this time.

In light of these uncertainties, for purposes of this Annual Report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this Annual Report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, see “Disclosure Regarding Forward-Looking Statements” below and Item 1A. Risk Factors.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this Annual Report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” or other words of a similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based upon information available to us on the date hereof (but excluding the impact of COVID-19, as described above in “Explanatory Note”), but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors (e.g., see “Explanatory Note” and “Item 1A. Risk Factors”) that could cause our actual results to differ materially from our current expectations elsewhere in this Annual Report. You should understand that forward-looking statements made in this Annual Report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I

Item 1. Business

In this Annual Report, “we,” “us” and “our” refer to Digital Development Partners, Inc., including is wholly-owned subsidiary, Black Bird Potentials Inc., a Wyoming corporation.

Our Company After Acquiring Black Bird Potentials Inc.

With the January 2020 acquisition of Black Bird Potentials Inc., our company emerged from its long-standing status as a “shell company.” Our Board of Directors has adopted the business plan of Black Bird and our company’s ongoing operations now include those of Black Bird. The following sets forth information regarding our company that reflects these recent changes.

Impending Corporate Name Change

On January 2, 2020, holders of approximately 68% of our common stock, acting by written consent in lieu of a meeting, approved a change of our corporate name from Digital Development Partners, Inc. to “Black Bird Potentials Inc.” In January 2020, we filed the Certificate of Amendment to our Articles of Incorporation that is to effect this corporate action and submitted such filing to FINRA for approval thereof. FINRA did not approve such filing, due to an extended passage of time from our initial filing and our being late in filing this Annual Report. We intend to re-file for approval of the corporate name change action, immediately upon our becoming current in our reporting obligations.

History of Our Company

We were incorporated in the State of Nevada in 2006 under the name “Cyprium Resources Inc.”, which was changed in August 2009 to “Digital Development Partners, Inc.” Through 2014, our company was involved, first, in the mining industry and, then, in the communications industry. From 2015 until the January 2020 acquisition of Black Bird, our company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. In January 2020, we filed a Certificate of Amendment to our Articles of Incorporation to change our corporate name to “Black Bird Potentials Inc.” FINRA did not approve such filing, due to an extended passage of time from our initial filing and our being late in filing this Annual Report. We intend to re-file for approval of the corporate name change action, immediately upon our becoming current in our reporting obligations.

Founded in October 2018, Black Bird Potentials Inc. manufactures and sells CBD products, including CBD Oils and CBD-infused personal care products, as well as hand sanitizer gel and spray products. In addition, Black Bird is a licensed grower of industrial hemp under the Montana Hemp Pilot Program. Black Bird is the exclusive distributor in the U. S. and Canada for MiteXstream, a plant-based biopesticide effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee and house plants. EPA approval of MiteXstream is expected in late 2020.

Current Status

In January 2020, we acquired Black Bird Potentials Inc., a Wyoming corporation. Our Board of Directors and a majority of our shareholders have approved a change of our corporate name to “Black Bird Potentials Inc.” In January 2020, application was made to FINRA for approval and implementation of the corporate name change. FINRA did not approve such filing, due to an extended passage of time from our initial filing and our being late in filing this Annual Report. We intend to re-file for approval of the corporate name change action, immediately upon our becoming current in our reporting obligations.

In connection with our acquisition of Black Bird, there occurred a change in control of our company. The business plan of Black Bird has been adopted by our Board of Directors and our company’s ongoing operations now include those of Black Bird.

Business Overview

We are engaged in the manufacture and sale of products containing Cannabidiol, or CBD, derived from industrial hemp that contains no more than 0.3% tetrahydrocannabinol (THC), the principal psychoactive constituent of cannabis (marijuana). All of these products are marketed under the “Grizzly Creek Naturals” brand name as zero-THC products.

In April 2020, we began the manufacture and sale of hand sanitizer gel and spray products under the Grizzly Creek Naturals brand name.

Black Bird is a licensed participant in the Montana Hemp Pilot Program, under which it is a legal grower of industrial hemp.

Also, we own the exclusive rights to distribute an environmentally-friendly plant-based biopesticide (which will sell under the MiteXstream brand name) that targets spider mites, which are a significant problem in the cultivation of cannabis (marijuana and industrial hemp) and hops, among other crops. EPA approval of MiteXstream as a plant-based biopesticide is expected in late 2020. Sales of MiteXstream will not commence until EPA certification is achieved.

Our corporate website is located at: www.bbpotentials.com.

Hemp-Related Businesses

Hemp. Hemp, or “industrial hemp”, is a variety of the Cannabis sativa plant species that is grown specifically for the industrial uses of its derived products. According to a 2015 article by Wesley Tourangeau entitled “Re-defining Environmental Harms: Green Criminology and the State of Canada’s Hemp Industry” appearing in the Canadian Journal of Criminology & Criminal Justice, hemp was one of the first plants to be spun into usable fiber some 10,000 years ago.

Hemp is capable of being refined into a variety of commercial items, including biodegradable plastics, “hemp-crete,” paper, textiles, paint, biofuel, food and animal feed.

Although cannabis as a drug (marijuana) and industrial hemp both derive from the species Cannabis sativa and contain the psychoactive component tetrahydrocannabinol (THC), they are distinct strains with unique phytochemical compositions and uses. Industrial hemp has significantly lower concentrations of THC and higher concentrations of Cannabidiol (CBD), which decreases or eliminates its psychoactive effects. In the United States, hemp has long been heavily regulated.

Recent Changes in Federal Law. In December 2018, President Trump signed the 2018 Farm Bill. Under the 2018 Farm Bill, industrial hemp is now legal in the United States—with restrictions. Prior to the 2018 Farm Bill, industrial hemp (that which contained less than 0.3% THC) could be grown legally under allowed pilot programs that were approved by both the U.S. Department of Agriculture and state departments of agriculture—the Montana Hemp Pilot Program (the “MT Hemp Program”) under which Black Bird is licensed is one such pilot program. The previous system permitted small-scale expansion of hemp cultivation for limited purposes. The 2018 Farm Bill is more expansive. It allows hemp cultivation broadly, not simply pilot programs for studying market interest in hemp-derived products. It explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. The 2018 Farm Bill also puts no restrictions on the sale, transport or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law. The new Farm Bill does not, however, create a completely free system in which individuals or businesses can grow hemp whenever and wherever they want.

In fact, a common misunderstanding that exists about the 2018 Farm Bill is that CBD is legalized. While it is true that Section 12619 of the Farm Bill removes hemp-derived products from its Schedule I status under the Controlled Substances Act, the legislation does not legalize CBD generally. The 2018 Farm Bill ensures that any cannabinoid—a set of chemical compounds found in the cannabis (hemp) plant—that is derived from hemp will be legal, if and only if that hemp is produced in a manner consistent with the 2018 Farm Bill, associated federal regulations, associated state regulations and by a licensed grower. All other cannabinoids produced in any other setting remain a Schedule I substance under federal law and are, thus, illegal.

Industrial Hemp Industry Information. Spurred on by extremely strong growth in CBD sales, industrial hemp production more than doubled in 2017, with similar growth forecast through at least the next decade. CBD represents the fastest growing subset of the U.S. industrial hemp market. According to a recent report by Brightfield Group, hemp-derived CBD is projected to be a $22 billion annual market by 2022. The report also estimates that CBD sales will experience an approximate year-over-year growth rate of 55%.

At the start of 2018, Vote Hemp, an advocacy organization, stated that acreage dedicated to industrial hemp production stood at 23,000 acres, up from 10,000 acres at the beginning of 2017.

Currently, the majority of hemp products sold in the U.S.—such as hemp foods, healthcare products, textiles and building materials—are imported from other countries. However, as domestic restrictions continue to ease, U.S. companies are acquiring, and are expected to continue to acquire, a greater percentage of the hemp product market, both in the U.S. and internationally.

Hemp-Related Operations. Our company’s hemp-related operations will include three separate functions, each of which will be managed as a separate business. These functions are (a) the cultivation of hemp, (b) the extraction of CBD from the cultivated hemp and (c) the manufacture, sale and distribution of CBD products.

<  cultivation of hemp ➞ extraction of cbd ➞ cbd products   >

Montana Hemp Pilot Program. Industrial hemp was authorized as an alternative agricultural crop by the Montana Legislature, Sections 80-18-101 through 80-18-111 of Montana Code Annotated. The MT Pilot Program is the embodiment of this Montana law which provides a framework for legal commercial industrial hemp production in Montana.

Black Bird is a licensed hemp grower in the MT Pilot Program. During the Fall of 2019, we harvested our first small crop of industrial hemp. We chose to grow a small first crop of industrial hemp in an indoor facility owned by our President, Fabian G. Deneault, as a means of learning, first hand, more about the horticultural needs of industrial hemp, rather than to grow a large, commercial crop. Should future business conditions warrant, we intend to expand our industrial hemp growing operations into available nearby indoor facilities, as well as to available farmland in the Ronan, Montana, area. No prediction can yet be made with respect to our future industrial hemp growing operations.

Each 13 months, our indoor growing operations will be capable of producing four full crops of industrial hemp. In Montana, our outdoor growing operations would be capable of producing a single full crop of hemp each calendar year.

Once harvested, our hemp crops would be transported to our planned CBD extraction facility to be located in the Ronan, Montana, area.

<  cultivation of hemp ➞ extraction of cbd ➞ cbd products   >

CBD Extraction Facility. We intend to construct a CBD extraction facility in the Ronan, Montana, area, the precise size and location of which has not yet been determined.

In addition to extracting CBD from our own hemp crops for use in our Grizzly Creek Naturals CBD products, we will seek to establish our company as the leading CBD extraction facility in the State of Montana. Our efforts in this regard are supported by the rules of the MT Pilot Program. There is no assurance that we will be able to so establish our company’s CBD extraction facility.

By establishing a CBD extraction facility, we expect that we would enjoy a significant reduction in the cost of CBD compared to purchasing needed CBD from third parties, as we do currently.

Information Regarding Hemp CBD Extraction. CBD is one of the three main chemicals found in the trichomes of the cannabis plant. There are several methods for extracting CBD from cannabis, including industrial hemp. The most common methods use a form of solvent. This can be a liquid solvent, an oil solvent or CO2.

Liquid Solvent Extraction. In this method, plant material, like flowers and trim, are put into a container. Liquid solvent (usually butane, isopropyl alcohol, hexane or ethanol) is run through the plant matter to strip it of “cannabinoids” and “flavors” and transfer them into the liquid. Then, the liquid is evaporated away from this mixture to leave only concentrated chemicals and flavors in the form of an oil.

Oil Extraction. Using oils, especially olive oil, to extract cannabinoids from hemp and cannabis is a practice believed to date back to Biblical times. First, raw plant material must be decarboxylated, or heated to a specific temperature for a certain length of time to activate the chemicals in the plant. Plant material is then added to olive oil and heated to 100°C for 1-2 hours to extract the cannabinoids.

CO2 Extraction. Carbon Dioxide (CO2) is a unique molecule that can function as any state of matter—solid, liquid or gas— depending on the pressure and temperature under which it is kept. Because variables like pressure and temperature have to be kept very specific in a CO2 extraction process, this extraction method is usually done with a piece of equipment called a “closed-loop extractor”. This machine has three chambers: the first chamber holds solid, pressurized CO2, the second chamber contains dry plant material and the third chamber separates the finished product.

When performing the extraction, the solid CO2 from the first chamber is pumped into the second with the plant material. This second chamber is kept at a specific pressure and temperature which causes the CO2 to behave more like a liquid so that it runs through the plant material and extracts chemicals and flavors, much like in the liquid solvent process. Then, the CO2-cannabinoid mixture is pumped into a third chamber where it is kept at an even lower pressure and higher temperature so that the CO2 gas rises to the top of the chamber while the oils containing chemicals and flavors from the plant material fall to the bottom to be collected for consumption.

Our planned CBD extraction facility will employ a CO2 extraction process.

Post-CBD Extraction. Following the CBD extraction process, the hemp remains substantially intact. Our management has yet to determine how the post-extraction hemp will be processed into one or more products into which hemp is able to be refined.

<  cultivation of hemp ➞ extraction of cbd ➞ cbd products   >

Grizzly Creek Naturals.

CBD Products. We have created “Grizzly Creek Naturals” as the brand name for our CBD-related products, which are manufactured by our company using CBD purchased from third parties. Once we begin producing commercial quantities of industrial hemp and extracting the CBD therefrom, we will begin to use all of our own CBD and supplement it with CBD from third parties, as necessary.

We have expanded our line of Grizzly Creek Naturals CBD products and currently manufacture and sell the following items:

•	CBD Oil: Original, Huckleberry and Cherry Flavors in 100mg, 250mg, 500mg, 1000mg and 2500mg dosages
•	CBD-Infused Body Butter (500mg): Unscented and Huckleberry Scent
•	CBD-Infused Lip Balm (30mg): Huckleberry Scent
•	Bath Bomb with 50mg of CBD: Eucalyptus, Lavender and Citrus Scents

In July 2020, we intend to begin sales of CBD gummies on a private-label basis.

Other Products. In April 2020, we began sales of our Grizzly Creek Naturals hand sanitizer to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020.

In July 2020, we intend to begin production and sales of a coffee-based energy drink under the “Grizzly Grind” brand name.

Hand Sanitizer. In April 2020, we began to manufacture and sell our Grizzly Creek Naturals hand sanitizer gel and spray products (without CBD) to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020. As further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, since their introduction, demand for our hand sanitizer products has exceeded our ability to produce these products. The primary hindrance to our ability to produce enough hand sanitizer products has been a scarcity of plastic bottles, pumps and caps available to us, which is attributable to the COVID-19 pandemic. We expect this scarcity of plastic bottles, pumps and caps to abate during the third and fourth quarters of 2020, but no assurance can be made in this regard.

Products for Animals. In July 2020, we intend to introduce CBD products for dogs under our Grizzly Creek Naturals brand name.

Distribution. Currently, we distribute our products directly to consumers and retail outlets in Montana and sell our products to consumers through our website: www.grizzlycreeknaturals.com. In addition, our products are distributed to retail outlets and directly to consumers by our distributors.

Since the third quarter of 2019, Black Bird has entered into separate distribution agreements with four distributors. During the third quarter of 2019, Black Bird entered into a distribution agreement with CBD INC Limited Liability Partnership (the “Initial Nevada Distributor”). The Initial Nevada Distributor’s initial purchase of our products was approximately $8,900 which remains unpaid; no further purchases were made. Effective July 1, 2020, we terminated the agreement with the Initial Nevada Distributor, due to non-payment of sums due and to its failure to pursue the distribution of our products with reasonable commercial effort. In conjunction with our terminating the Initial Nevada Distributor, we entered into a letter agreement with Las Vegas-based Hope Botanicals LLC (the “Hope Distributor”), with respect to its selling our products primarily in the Las Vegas area. Hope Distributor has taken over the retail premises of the Initial Nevada Distributor and has indicated its intention to pursue a sales and distribution plan that would include that of the Initial Nevada Distributor.

Also during the third quarter of 2019, Black Bird entered into a distribution agreement with Gorilla Mitts, LLC (the “California Distributor”). To date, the California Distributor has not paid for any of the products that were the subject of its initial purchase order; we have delivered none of our products to this distributor. Given, the ongoing lack of activity, during the third quarter of 2020, our management intends to re-evaluate the status of this distributor.

In March 2020, we entered into a regional development and distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of our products in North Dakota, South Dakota and Minnesota. Immediately following its initial purchase of products, the COVID-19 pandemic caused the Tri-State Distributor to suspend active sales efforts. However, the Tri-State Distributor has advised of its intention to re-start its sales efforts during July 2020. We are unable to estimate our total 2020 sales to Tri-State Distributor.

In May 2020, we began to distribute our hand sanitizer products through Raghorn Distributing (“Raghorn”), a Montana-based distributor of consumer products to approximately 1,000 retail locations in Montana, North Dakota, Idaho and Washington. In July 2020, Black Bird and Raghorn expect to enter into a written distribution agreement. Raghorn has become our largest customer. Through the date of this Annual Report, Raghorn has purchased approximately $25,000 of our hand sanitizer products. We expect our sales to Raghorn will increase from month to month through the remainder of 2020. However, we are unable to estimate the level of such sales, due, in part, to the uncertainty of the number of retail locations to which Raghorn will sell our CBD products.

Each of our distributors has the right to distribute our products anywhere in the United States.

We continue to seek additional distributors who are able to demonstrate, to our management’s satisfaction, an ability to develop robust sales for our Grizzly Creek Naturals products.

Grizzly Creek Naturals Retail Stores. In October 2019, the Initial Nevada Distributor celebrated the grand opening of a Grizzly Creek Naturals retail store, which is located at 1331 South Commerce Street, Las Vegas, Nevada 89102. The Hope Distributor has taken over such premises from the Initial Nevada Distributor and has determined to retain the Grizzly Creek Naturals name as part of its store’s name.

In addition to retail operations, the Hope Distributor intends to use the facility as its initial distribution hub. However, this part of the Hope Distributor’s business is expected to be delayed until such time as the complete reopening of business in the Las Vegas area has been achieved. The Hope Distributor has affirmed that it has the intention to establish a total of additional Grizzly Creek Naturals retail locations in the Las Vegas and outlying areas. Although no formal agreement or other understanding has been made, it is expected that our company will provide at least a portion of the capital necessary to establish such additional retail locations. There is no assurance that the Hope Distributor will be successful in establishing any additional stores.

In addition, the Tri-State Distributor has indicated that it intends to explore the possibility of opening one or more Grizzly Creek Naturals stores in its area of focus. No assurance can be given that any such store will be established.

Perceived Benefits of CBD. The current growth in sales of CBD products is primarily due to perceived benefits expressed by those who have used CBD products. While our company does not make any claims as to the effectiveness or potential benefits of CBD, the following perceived benefits expressed by those which have used CBD products include, among others:

• Relief for Chronic Pain • Reduces Seizures • Reduces Anxiety and Depression • Reduces Inflammation	• Promotes Healthy Weight • Improves Heart Health • Improves Skin Conditions
(Source: CBD Oil Benefits and Uses for Pain, Anxiety, Cancer and More, Dr. Josh Axe, DC, DMN, CNS; https://draxe.com/cbd-oil-benefits)

Competitive Strengths and Weaknesses. With respect to our Grizzly Creek Naturals products, we believe our company possesses the following competitive strengths and weaknesses:

Competitive Strengths:	• our products are produced using high-quality ingredients • we enjoy low overhead costs
Competitive Weaknesses:	• none of our products enjoys brand name recognition • we possess limited capital • we have limited personnel

Competition.

CBD Products. The market for CBD products is growing rapidly and the competition for customers is highly competitive and highly fragmented, with no significant barriers to entry. We expect competitive conditions to increase over time. There is no assurance that our Grizzly Creek Naturals CBD products will achieve profitability in the face of such competition.

Hand Sanitizer. With the onset of the COVID-19 pandemic, sales of hand sanitizer products skyrocketed and numerous companies became first-time participant in this market segment. Currently, there is intense competition for raw materials with which to manufacture and package hand sanitizer products, in response to COVID-19-related end-user, both consumer and business, demand.

To date, we have been able to sell all of the hand sanitizer products produced by us, our operations have been impeded by our inability to obtain larger supplies of needed plastic bottles, pumps and caps. There is no assurance that we will successfully overcome the intense competition for needed raw materials, in the near term. Further, there no assurance that we will continue to compete successfully for customers for our hand sanitizer products.

Regulation.

CBD Products. Under the 2018 Farm Bill, CBD products may be sold legally, if and only if the hemp from which the CBD is derived is produced in a manner consistent with the 2018 Farm Bill, associated federal regulations, associated state regulations and by a licensed grower. Our CBD products are in compliance with the provisions of the 2018 Farm Bill.

Hand Sanitizer. Because we manufacture hand sanitizer products, we are subject to regulation by the U.S. Food and Drug Administration. In compliance with such regulatory requirements, Black Bird obtained a labeler code and we submit our products and associated labels for FDA approval for listing on the National Drug Code Directory. In addition, Black Bird follows current good manufacturing practices (CGMP) in the production of the Grizzly Creek Naturals hand sanitizer products.

MiteXstream

Approval as Biopesticide. We intend to have MiteXstream approved as a biopesticide by the U.S. Environmental Protection Agency, and, thereafter, approved, initially, for use in the various states. We expect the cost of such process to total approximately $50,000. To assist our company in this approval process, we have retained Spring Regulatory Sciences, Spring, Texas, an EPA pesticide consulting firm. In January 2020, the application for MiteXstream to be certified as a biopesticide was filed with the EPA. It is expected that EPA approval will be obtained in approximately ten months. Assuming EPA approval, application would be made to the various states for approval; the state approval process takes between one and eight months, variously.

Until we obtain the required pesticide certifications, we will not sell any MiteXstream. As soon as we have obtained the required pesticide approvals, we intend to launch immediately our planned MiteXstream sales and distribution efforts.

Background—The Spider Mite Problem. Our President, Fabian G. Deneault, was, from 2017 through 2019, a licensed dispenser of medical marijuana (MMJ) in the State of Montana and, as such, was permitted to grow marijuana plants for use in his MMJ dispensary business. As a licensed medical marijuana grower, Mr. Deneault encountered infestations of spider mites on his plants. To combat the spider mites, Mr. Deneault developed the MiteXstream formulation (see “Product Effectiveness” below).

Mr. Deneault soon came to understand that the spider mite issue is an industry-wide issue. In fact, in addition to marijuana, spider mites are a significant pest in the production of industrial hemp, coffee and hops, among other agricultural products.

Product Effectiveness. In testing done by our company, we have determined that, when mixed with water at the prescribed dilution rate, MiteXstream is effective in eliminating spider mites and their eggs, with no risk of plant damage.

Further, based on independent lab testing (see results under “Independent Lab Testing” below), users of MiteXstream are able to treat their cannabis (marijuana) plants through the day of harvest and still satisfy state-level pesticide testing standards.

Independent Lab Testing. In January 2019, Stillwater Labs, an Olney, Montana-based medical marijuana testing facility, concluded its testing of a cannabis sample treated only with MiteXstream. In addition to testing for pesticides prohibited by the State of Montana, Stillwater Labs also tested for pesticides prohibited by the State of Oregon, the most stringent state-level marijuana testing standard. The results of this testing, presented as being measured in parts per billion (PPB), are set forth below.

Montana Pesticide Testing Standard

Analyte	Montana Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)	Analyte	Montana Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)

Abamectin Acequinocy Bifenazate Bifenthrin Chlormequat Chloride Cyfluthrin Daminozide Etoxazole Fenoxycarb Imazalil	500 2000 200 200 1000 1000 1000 200 200 200	0 0 0 0 0 0 0 0 0 0	Imidacloprid Myclobutanil Paclobutrazol Pyrethrin I Spinosyn A Spinosyn D Spiromefesin Spirotetramat Trifloxystrobin	400 200 400 1000 200 200 200 200 200	0 0 0 0 0 0 0 0 0

Oregon Pesticide Testing Standard

Analyte	Oregon Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)	Analyte	Oregon Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)

Abamectin

Acequinocy

Bifenazate

Bifenthrin

Chlormequat Chloride

Cyfluthrin

Daminozide

Etoxazole

Fenoxycarb

Imazalil

Imidacloprid

Myclobutanil

Paclobutrazol

Pyrethrin I

Spinosyn A

Spinosyn D

Spiromefesin

Spirotetramat

Trifloxystrobin

Acephate

Acetamiprid

Aldicarb

Azoxystrobin

Boscalid

Carbaryl

Carbofuran

Chloantraniliprole

Chlorpyrifos

	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0

Clofentezine

Cypermethrin

Diazinon

Dichlorvos

Dimethoate

Etofenprox

Fenpyroximate

Fipronil

Flonicamid

Fludioxonil

Hexythiazox

Kresoxym-methyl

Malathion

Metalaxyl

Methiocarb

Methomyl

Oxamyl

Permethrins

Phosmet

Piperonyl Butoxide

Prallethrin

Propiconazole

Pyridaben

Spiroxamine

Tebuconazole

Thiacloprid

Thiamethoxam

				200 1000 200 100 200 400 400 400 1000 400 1000 400 200 200 200 400 1000 200 200 2000 200 400 200 400 400 200 200	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 1* 0 0 0 0 0 0 0 0 0

* Noted in the report of Stillwater Labs as possible ambient environmental contamination.

Insurance

We have not yet purchased product liability or other insurance. However, our management intends to secure a commercially reasonable product liability insurance policy in July 2020.

Intellectual Property

In General. We regard our rights to intellectual property pertaining to “Grizzly Creek Naturals” and “MiteXstream” and our business know-how as having significant value and as being an important factor in the marketing of our products. Our policy is to establish, enforce and protect our intellectual property rights using the intellectual property laws.

Patents. Currently, we own no interest in any patent or patent application. None of the products that we sell in our business is the subject of any patent or patent application. Due to such lack of patent protection, neither our company nor our licensor may be able to defend our or its rights to such intellectual property. (See “Risk Factors”).

Trademarks. We are the owner of the following trademarks: “Grizzly Creek Naturals” and “MiteXstream”. In the near future, we intend to file for registration of these trademarks with the U.S. Patent and Trademark Office.

Employees

We currently have no employees other than our current executive officers. Upon our obtaining adequate funding, we expect that we would hire a small number of employees. We have used, and, in the future, expect to use, the services of certain outside consultants and advisors as needed on a consulting basis.

Item 1A. Risk Factors

From time to time, including in this Annual Report on Form 10-K, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, immediately following the Table of Contents of this Annual Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K to reflect events or circumstances occurring after the date of the filing of this report.

Risks Related to Our Company

The report of our independent auditors indicates uncertainty concerning our ability to continue as a going concern and this may impair our ability to raise capital to fund our business. In its opinion on our financial statements for the year ended December 31, 2019, our independent auditors raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to raise capital on attractive terms. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There is doubt about our ability to develop as a viable business, and it is expected that we will need additional funding. Our active business operations are one year old. Our current efforts are focused on developing sales of our Grizzly Creek Naturals CBD products, while our parallel long-term efforts are focused on obtaining biopesticide certification for our MiteXstream product. To date, we have derived a modest level of revenues. We must obtain capital, in order to pursue our complete plan of business. Further, there can be no assurance that any one of our business activities will prove to be successful.

It is possible that the novel Coronavirus pandemic could cause long-lasting stock market volatility and weakness, as well as long-lasting recessionary effects on the United States and/or global economies. Should the negative economic impact caused by the novel Coronavirus pandemic result in long-term economic weakness in the United States and/or globally, our ability to establish our business would be severely negatively impacted. It is possible that our company would not be able to sustain during any such long-term economic weakness.

We may be unable to obtain sufficient capital to pursue our growth strategy. We do not possess sufficient financial resources to implement our complete business plan. We are currently seeking available sources of capital. There is no assurance that we will obtain needed capital, nor is there any assurance that our business will be able to generate revenues that are sufficient to sustain our operations. We are not able to offer assurance that we will be able to obtain needed sources of financing to satisfy our working capital needs.

We do not have a successful operating history. We are without a history of successful business operations, which makes a purchase of Offered Shares speculative in nature. Because of this lack of operating history, it is difficult to forecast our future operating results. Additionally, our operations are subject to risks inherent in the establishment of a new business, including, among other factors, efficiently deploying our capital, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products.

There are risks and uncertainties encountered by early-stage companies. As an early-stage company, we are unable to offer assurance that we will be able to overcome the lack of recognition for the Grizzly Creek Naturals and, later, the MiteXstream brand names and our lack of capital.

We may not be successful in establishing our business model. We are unable to offer assurance that we will be successful in bringing our products to market and earning a profit from such efforts. Should we fail to implement successfully our business plan, you can expect to lose your entire investment in the Offered Shares.

We may never earn a profit. Because we lack a successful operating history, we are unable to offer assurance that we will ever earn a profit from our operations.

If we are unable to manage future expansion effectively, our business may be adversely impacted. In the future, we may experience rapid growth in our business, which could place a significant strain on our operations, in general, and our internal controls and other managerial, operating and financial resources, in particular. If we are unable to manage future expansion effectively, our business would be harmed. There is, of course, no assurance that we will enjoy rapid development in our business.

We currently depend on the efforts of our executive officers’ serving without current compensation; the loss of these officers could disrupt our operations and adversely affect the development of our business. Our success in establishing our business operations will depend, primarily, on the continued service of our President, Fabian G. Deneault, and our Vice President, Eric Newlan. We have not yet entered into employment agreements with Messrs. Deneault and Newlan, although we expect to do so in the near future. (See “Executive Compensation”). However, the loss of service of either of such persons, for any reason, could seriously impair our ability to execute our business plan, which could have a materially adverse effect on our business and future results of operations. We have not purchased any key-man life insurance.

If we are unable to recruit and retain key personnel, our business may be harmed. If we are unable to attract and retain key personnel, our business may be harmed. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to our key employees could adversely affect our long-term strategic planning and execution.

Our business plan is not based on independent market studies. We have not commissioned any independent market studies concerning the market for any of our Grizzly Creek Naturals CBD products, for MiteXstream or for our planned other industrial hemp products. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our executive officers. If these assumptions prove to be incorrect, we may not be successful in establishing our business.

Our Board of Directors may change our policies without shareholder approval. Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, will be determined by our Board of Directors or officers to whom our Board of Directors delegate such authority. Our Board of Directors will also establish the amount of any dividends or other distributions that we may pay to our shareholders. Our Board of Directors or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without shareholder vote. Accordingly, our shareholders will not be entitled to approve changes in our policies, which policy changes may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business

We may not be able to compete effectively in our intended markets. None of our products enjoys name recognition and many of our competitors possess substantially greater resources, financial and otherwise, than does our company. There is no assurance that we will be able to establish our business and compete successfully in this environment.

We may suffer sluggish or negative sales growth as a result of the novel Coronavirus pandemic. It is possible that the negative economic impact caused by the novel Coronavirus pandemic will result in long-term economic weakness in the United States and/or globally and our ability to establish our business would be severely negatively impacted. It is possible that our company would not be able to survive as a going business during any such long-term economic weakness.

Introduction of new products by competitors could harm our competitive position and results of operations. The respective markets for our products – our Grizzly Creek Naturals CBD products and MiteXstream biopesticide – are characterized by severe competition, evolving industry standards, evolving business and distribution models, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of customers. In particular, with respect to our CBD products, we face the risk that there exist minimal barriers to the entry of competitors into the market segment.

Our future success will depend on our ability to gain product name recognition and customer loyalty, as well as our being able to anticipate and respond to emerging standards and other unforeseen changes. If we fail to satisfy such standards of operation, our operating results could suffer. Further, intra-industry consolidations may result in stronger competitors and may, therefore, also harm our future results of operations.

In the near term, we expect to have difficulty in procuring certain of the raw materials necessary to manufacture our hand sanitizer products. With the appearance of the novel Coronavirus pandemic in the United States in January 2020, consumers and businesses quickly depleted available supplies of hand sanitizer, which circumstance remains. Due to the current circumstances, it is expected that, for the foreseeable future, we will have difficulty in procuring sufficient raw materials, particularly alcohol, required for us to manufacture enough hand sanitizer to meet our customers’ demands. We may also face a circumstance whereby we would be unable to purchase needed quantities of raw materials at prices that permit us to maintain a competitive level of pricing for our customers. These circumstances, should they occur, would negatively affect our operating results.

If we fail to maintain a positive reputation with consumers concerning our products, we may not be able to develop loyalty to our products, and our operating results may be adversely affected. We believe a positive reputation with customers to be highly important in developing loyalty to our products. To the extent our products are perceived as low quality or otherwise not compelling to potential customers, our ability to establish and maintain a positive reputation and product loyalty may be adversely impacted

We will be subject to payment processing risk. A portion of purchases of our products will be made online by customers using credit/debit cards. For the foreseeable future, we will rely on third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, our revenue, operating expenses and results of operation could be adversely impacted.

Laws and regulations affecting the regulated industrial hemp industry are in a constant state of flux, which could negatively affect our business, and we cannot predict the impact that future regulations may have on us. Local, state and federal industrial hemp laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business operations. In addition, it is likely that regulations may be enacted in the future that will be directly applicable to our CBD business. We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor are we able to determine the effect any such additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our CBD business.

FDA regulation of industrial hemp and industrial-hemp-derived CBD could negatively affect the industrial hemp industry, which could adversely affect our financial condition. While the 2018 Farm Bill recently legalized industrial hemp, the U.S. Food and Drug Administration (FDA) intends to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA is in the process of issuing rules and regulations, including CGMPs (certified good manufacturing practices) related to the licensing of growth, cultivation, harvesting and processing of industrial hemp. Companies may need to perform clinical trials to verify efficacy and safety, which could prove costly and delay production and profits. It appears likely the FDA will require that facilities where hemp is grown be registered and comply with certain federally prescribed regulations which have not yet been released. In the event that some or all of these regulations are imposed, we are unable to predict what the impact would be on the industrial hemp industry, what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations and or registration as may be prescribed by the FDA, we may be unable to continue to operate our business in its current form or at all, to the extreme detriment to our financial operating results and condition.

Because we manufacture and sell CBD products, it is possible that, in the future, we may have difficulty accessing the service of banks. While industrial hemp cultivation was legalized by the 2018 Farm Bill, the FDA is choosing to regulate certain hemp products, including CBD. It is possible that the circumstances surrounding the FDA’s handling of CBD-related issues could cause us to have difficulty securing services from banks, in the future.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by competitors, the value of our brands may be diminished, and our business adversely affected. We rely, and expect to continue to rely, on a combination of confidentiality and license agreements with employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brands, including Grizzly Creek Naturals and MiteXstream, may be diminished, and the perception of our products may become confused in the marketplace. In such circumstance, our business could be adversely affected.

Our operating results can be expected to be seasonal. With respect to MiteXstream, sales can be expected to be seasonal in nature, with greater sales volumes occurring during the warmer months of the growing season. However, because our business is only in its nascent stage, we are unable to predict how our operating results will be affected by such seasonality.

Pests, disease, severe weather, natural disasters and other conditions could result in substantial losses to our planned industrial hemp crops and weaken our financial condition. Pests, crop disease, severe weather conditions, such as floods, droughts and windstorms, and natural disasters could adversely affect our ability to produce our planned industrial hemp crops. Should any such adverse event occur, it can be expected that we would lose our investment in the affected industrial hemp crops.

We could be subject to product liability claims. The sale of Grizzly Creek Naturals CBD products and MiteXstream involves, and will involve, the risk of injury to customers and others. There can be no assurance that the use or consumption of any of one of our products will not cause a health-related illness or that it will not be subject to claims or lawsuits relating to such matters. Any such claims or liabilities might not be covered by our insurance. Thus, there is no assurance that we would not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage, resulting in cash outlays that could, if significant enough in nature, materially and adversely affect our results of operations and financial condition.

Environmental and other regulation could adversely impact our planned industrial hemp farming business, by increasing production costs. Because our planned industrial hemp farming business can be expected to use fertilizers, pesticides and other agricultural products, we will be subject to regulations relating to their use and disposal. A decision by a regulatory agency to restrict significantly the use of such products that have traditionally been used in the production of hemp could have an adverse impact on us. In addition, if a regulatory agency were to determine our company not to be in compliance with a regulation in that agency’s jurisdiction, this could result in substantial penalties.

                    Risks Related to Our Organization and Structure

Our holding company structure makes us dependent on our subsidiaries for our cash flow and could serve to subordinate the rights of our shareholders to the rights of creditors of our subsidiaries, in the event of an insolvency or liquidation of any such subsidiary. Our company acts as a holding company and, accordingly, substantially all of our operations are and will be conducted through our subsidiary companies. Such subsidiary companies will be separate and distinct legal entities. As a result, substantially all of our cash flow will depend upon the earnings of our subsidiary companies. In addition, we will depend on the distribution of earnings, loans or other payments by our subsidiary companies. No subsidiary will have any obligation to provide our company with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our shareholders will have no right to proceed against their assets. Creditors of those subsidiary companies will be entitled to payment in full from the sale or other disposal of the assets of those subsidiary companies before our company, as a shareholder, would be entitled to receive any distribution from that sale or disposal.

                    Risks Related to a Purchase of the Offered Shares

We may seek capital that may result in shareholder dilution or that may have rights senior to those of our common stock. From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other factors, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, which could negatively affect the market price of our common stock or cause our shareholders to experience dilution.

We do not intend to pay dividends on our common stock. We intend to retain earnings, if any, to provide funds for the implementation of our business strategy. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive cash, stock or other dividends on their shares of our common stock, until we have funds which our Board of Directors determines can be allocated to dividends.

Our common stock is a “Penny Stock,” which may impair trading liquidity. Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in the market for our common stock and investors may find it difficult to sell their shares. Trades of our common stock will be subject to Rule 15g-9 of the SEC, which rule imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

It is possible that our common stock will continue to be thinly traded and its market price highly volatile. Our common stock is quoted in the over-the-counter market under the symbol “DGDM” in the OTC Pink marketplace of OTC Link. For over the past five years, our common stock has traded sporadically and has been extremely limited in nature. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and a small number of brokerage firms acting as market makers. The market for low-priced securities is generally less liquid and more volatile than securities traded on national stock markets. Wide fluctuations in market prices are not uncommon. Even with our recent acquisition of Black Bird, no assurance can be given that the market for our common stock will become robust or less volatile.

The price of our common stock may be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;
•	operating results that vary from the expectations of investors;
•	changes in expectations as to our future financial performance, including financial estimates by investors;
•	reaction to our periodic filings, or presentations by executives at investor and industry conferences;
•	changes in our capital structure;
•	changes in market valuations of other CBD-related companies;
•	announcements of innovations or new products by us or our competitors;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	lack of success in the expansion of our business operations;
•	announcements by third parties of significant claims or proceedings against our company or adverse developments in pending proceedings;
•	additions or departures of key personnel;
•	asset impairment;
•	temporary or permanent inability to offer products or services; and
•	rumors or public speculation about any of the above factors.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could reduce the market price of our common stock. Our current shareholders, including our officers and directors, hold shares of our restricted common stock, but will be able to sell their shares in the market. Beginning in the first quarter of 2021, in general, our officers and directors and 10% shareholders, as affiliates, under Rule 144 may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of our common stock under Rule 144 or otherwise could reduce prevailing market prices for our common stock.

Future issuances of debt securities and equity securities could negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing shareholders. In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends. Upon liquidation, it is possible that holders of our debt securities and other loans and preferred stock would receive a distribution of our available assets before common shareholders. We are not required to offer any such additional debt or equity securities to existing shareholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, would dilute the holdings of our existing common shareholders and such issuances, or the perception of such issuances, could reduce the market price of shares of our common stock.

As an issuer of penny stock, the protection provided by the federal securities laws relating to forward-looking statements does not apply to us. Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection, in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

From 2014 through May 2020, our current Director and former CEO, Jack Jie Qin, provided office space to our company at no cost.

The following sets forth the leased facilities maintained by us as of the date of this Annual Report:

Address	Description	Use	Yearly Rent	Expiration Date
3505 Yucca Drive Suite 115 Flower Mound, TX 75028	Corporate Office (160 sq. ft.)	Administrative	$7,200	March 2021
60600 US Highway 93 Ronan, Montana 59864	Warehouse (1,000 sq. ft.)	Manufacturing	$18,000	December 2025

We own no real property.

Item 3. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

                                  Market Information

Our common stock is quoted in the over-the-counter market under the symbol “DGDM” in the OTC Pink marketplace of OTC Link. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On July 10, 2020, the closing sale price on the OCT Pink marketplace for our common stock was $0.055.

                                       Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, shareholders may have difficulty selling our securities.

                                  Holders of Our Common Stock

As of July 10, 2020, the Company had 150,225,000 outstanding shares of common stock and 56 shareholders of record.

As of July 10, 2020, 6,705,665 shares of the Company’s common stock were freely tradable. The remaining outstanding shares, 143,519,335 shares, are not free-trading shares and will not be eligible for sale pursuant to Rule 144 of the SEC, until the first quarter of 2021, at the earliest.

                                                  Dividends

There are no restrictions in our Articles of Incorporation, as amended, or Bylaws that prevent us from declaring dividends. The payment of dividends on common stock is at the discretion of our Board of Directors. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend: (1) we would not be able to pay our debts as they become due in the usual course of business; or (2) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We currently do not anticipate paying any dividends in the foreseeable future.

                          Recent Sales of Unregistered Securities

1. (a) Securities Sold. In April 2020, 125,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Erik Sommers. (c) Consideration. Such shares of common stock were issued for $2,500 in cash. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.

Purchases of Equity Securities by the

                             Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                                       Basis of Presentation

Our company was a “shell company” from 2014 through all of 2019. This Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Digitial Development Partners, Inc., for the years ended December 31, 2019 and 2018.

Effective January 1, 2020, we acquired Black Bird. The information in this section does not include Black Bird’s financial results.

                                       Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes, beginning on page F-1 of this Annual Report.

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described under Cautionary Statement Regarding Forward-Looking Statements and Risk Factors. We assume no obligation to update any of the forward-looking statements included herein.

             Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.
•	Reduced disclosure about our executive compensation arrangements.
•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.
•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of these reduced reporting burdens herein, and the information that we provide may be different than what you might get from other public companies in which you hold stock.

                                Critical Accounting Policies

Our accounting policies are discussed in detail in the footnotes to our financial statements beginning on page F-1. We consider our critical accounting policies related to revenue recognition, inventory and fair value of financial instruments.

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

                                    Overview and Outlook

For the years ended December 31, 2019 and 2018, we were a “shell company”. This Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Digitial Development Partners, Inc., for such fiscal years. Effective January 1, 2020, we acquired Black Bird. The information in this section does not include Black Bird’s financial results.

With the acquisition of Black Bird, Black Bird’s operations became the operations of our company, which will be reflected in our financial results for the quarter ended March 31, 2020.

Black Bird is engaged in the manufacture and sale of products containing Cannabidiol, or CBD, derived from industrial hemp that contains no more than 0.3% tetrahydrocannabinol (THC), the principal psychoactive constituent of cannabis (marijuana). All of these products are marketed under the “Grizzly Creek Naturals” brand name as zero-THC products. In April 2020, Black Bird began the manufacture and sale of hand sanitizer gel and spray products under the Grizzly Creek Naturals brand name.

Black Bird is a licensed participant in the Montana Hemp Pilot Program, under which it is a legal grower of industrial hemp.

Also, Black Bird owns the exclusive rights to distribute an environmentally-friendly plant-based biopesticide (which will sell under the MiteXstream brand name) that targets spider mites, which are a significant problem in the cultivation of cannabis (marijuana and industrial hemp) and hops, among other crops. EPA approval of MiteXstream as a plant-based biopesticide is expected in late 2020. Sales of MiteXstream will not commence until EPA certification is achieved.

          Principal Factors Affecting Our Financial Performance

Following our acquisition of Black Bird, our future operating results can be expected to be primarily affected by the following factors:

•	our ability to attract and retain customers for our Grizzly Creek Naturals CBD products;
•	our ability to maintain the value proposition of MiteXstream, once certified as a biopesticide, vis-a-vis other available pest control products; and
•	our ability to contain our operating costs.

As a result of our acquisition of Black Bird, we expect that our revenues will increase from quarter to quarter for the foreseeable future, beginning with the quarter ended March 31, 2020. We expect to incur operating losses through at least December 31, 2020, until sales volumes of our products increase significantly. Further, because of our current lack of capital and the current lack of brand name awareness of Grizzly Creek Naturals, we cannot predict the levels of our future revenues.

Based on informal testing done by, and discussions with, cannabis (marijuana and industrial hemp) cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. The impact of these operations is expected to arrive beginning in the first quarter of 2021.

                                   Results of Operations

Years Ended December 31, 2019 (the “Current Period”), and December 31, 2018 (the “Prior Period”). At all times during the Current Period and the Prior Period, our company was a “shell company”, that is, we had no business operations. For the Current Period, we incurred a net loss of $121,967, of which $80,306 is attributable to operating expense and $41,661 is attributable to interest expense. For the Prior Period, we incurred a net loss of $121,110, of which $83,538 is attributable to operating expense and $37,572 is attributable to interest expense.

Beginning with the period ended March 31, 2020, our operating results will include the operating results of Black Bird.

                                     Plan of Operation

As the business plan of Black Bird has become part of our company’s overall business plan, the information presented below relates to the business plan of Black Bird as our wholly-owned subsidiary.

Hemp/CBD Products. Our company’s hemp-related operations will include three separate functions, each of which will be managed as a separate business. These functions are (a) the cultivation of hemp, (b) the extraction of CBD from the cultivated hemp and (c) the manufacture, sale and distribution of CBD products.

Cultivation. Black Bird is a licensed hemp grower in the Montana Hemp Pilot Program (MT Pilot Program). During the Fall of 2019, we harvested our first small crop of industrial hemp, and we expect to do the same during 2020. We chose to grow a small first crop of industrial hemp in an indoor facility owned by our President, Fabian G. Deneault, as a means of learning, first hand, more about the horticultural needs of industrial hemp, rather than to grow a large, commercial crop. Should future business conditions warrant, we intend to expand our industrial hemp growing operations into available nearby indoor facilities, as well as to available farmland in the Ronan, Montana, area. No prediction can yet be made with respect to our future industrial hemp growing operations. Each 13 months, our indoor growing operations will be capable of producing four full crops of industrial hemp. In Montana, our outdoor growing operations would be capable of producing a single full crop of hemp each calendar year. Once harvested, our hemp crops would be transported to our planned CBD extraction facility to be located in the Ronan, Montana, area.

Extraction. We intend to construct a CBD extraction facility in the Ronan, Montana, area, the precise size and location of which has not yet been determined. In addition to extracting CBD from our own hemp crops for use in our Grizzly Creek Naturals CBD products, we intend to establish our company as the leading CBD extraction facility in the State of Montana. Our efforts in this regard are supported by the rules of the MT Pilot Program which require that all hemp grown in Montana be processed within Montana. There is no assurance that we will be able to so establish our company’s CBD extraction facility. By establishing a CBD extraction facility, we expect that we would enjoy a significant reduction in the cost of CBD compared to purchasing needed CBD from third parties, as we do currently. Following the CBD extraction process, the hemp remains substantially intact. Our management has yet to determine how the post-extraction hemp will be processed into one or more products into which hemp is able to be refined.

Grizzly Creek Naturals.

CBD Products. We have created “Grizzly Creek Naturals” as the brand name for our CBD-related products, which are manufactured by our company using CBD purchased from third parties. Once we begin producing commercial quantities of industrial hemp and extracting the CBD therefrom, we will begin to use all of our own CBD and supplement it with CBD from third parties, as necessary.

We have expanded our line of Grizzly Creek Naturals CBD products and currently manufacture and sell the following items:

•	CBD Oil: Original, Huckleberry and Cherry Flavors in 100mg, 250mg, 500mg, 1000mg and 2500mg dosages
•	CBD-Infused Body Butter (500mg): Unscented and Huckleberry Scent
•	CBD-Infused Lip Balm (30mg): Huckleberry Scent
•	Bath Bomb with 50mg of CBD: Eucalyptus, Lavender and Citrus Scents

In July 2020, we intend to begin sales of CBD gummies on a private-label basis.

Other Products. In April 2020, we began sales of our Grizzly Creek Naturals hand sanitizer to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020.

In July 2020, we intend to begin production and sales of a coffee-based energy drink under the “Grizzly Grind” brand name.

Hand Sanitizer. In April 2020, we began to manufacture and sell our Grizzly Creek Naturals hand sanitizer gel and spray products (without CBD) to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020. Since their introduction, demand for our hand sanitizer products has exceeded our ability to produce these products. The primary hindrance to our ability to produce enough hand sanitizer products has been a scarcity of plastic bottles, pumps and caps available to us, which is attributable to the COVID-19 pandemic. We expect this scarcity of plastic bottles, pumps and caps to abate during the third and fourth quarters of 2020, but no assurance can be made in this regard.

Products for Animals. In July 2020, we intend to introduce CBD products for dogs under our Grizzly Creek Naturals brand name.

Distribution. Currently, we distribute our products directly to consumers and retail outlets in Montana and sell our products to consumers through our website: www.grizzlycreeknaturals.com. In addition, our products are distributed to retail outlets and directly to consumers by our distributors.

MiteXstream. We intend to have MiteXstream approved as a biopesticide by the U.S. Environmental Protection Agency, and, thereafter, approved, initially, for use in the various states. In January 2020, the application for MiteXstream to be certified as a biopesticide was filed with the EPA. It is expected that EPA approval will be obtained in approximately ten months. Assuming EPA approval, application would be made to the various states for approval; the state approval process takes between one and eight months, variously. Until we obtain the required pesticide certifications, we will not sell any MiteXstream. As soon as we have obtained the required pesticide approvals, we intend to launch immediately our planned MiteXstream sales and distribution efforts.

Based on informal testing done by, and discussions with, cannabis cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. However, no prediction can be made in this regard.

                     Financial Condition, Liquidity and Capital Resources

Recent Capital Source. In April 2020, our company obtained a total of $50,000 in loans from two third parties ($25,000 from each). In consideration of each loan, we issued a $25,000 face amount convertible promissory note that bears interest at 10% per annum, with principal and interest due in January 2021. Each such convertible promissory note may be converted into shares of our common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

December 31, 2019. At December 31, 2019, our company had $973 in cash and a working capital deficit of $1,140,795, compared to $4,733 in cash and a working capital deficit of $1,018,828 at December 31, 2018. During the Current Period and the Prior Period, we obtained loans from related parties with which to pay our operating expenses, as follows:

•	During the Current Period and the Prior Period, advances of $22,676 and $40,258, respectively, were obtained from EFT Holdings, Inc. (“EFT Holdings”). During the Current Period, we repaid $139,611 in loans due to EFT Holdings. The advances from EFT Holdings bear interest at 5% per year, are secured by all future sales of the Company and have a maturity of one year. As of December 31, 2019, we owed EFT Holdings $251,785 in accrued and unpaid interest. $-0- of these EFT Holdings advances at December 31, 2019, were past due and payable upon demand.

•	During the Current Period, advances of $64,500 were received from EF2T, Inc. (“EF2T”). The amounts due EF2T bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of December 31, 2019, we owed EF2T $4,742 in accrued and unpaid interest.

•	During the Current Period, advances of $135,000 were received from Astonia, LLC (“Astonia”). The amounts due Astonia bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of December 31, 2019, we owed Astonia $1,997 in accrued and unpaid interest.

All amounts owed to EFT Holdings, EF2T and Astonia as of December 31, 2019, were repaid with shares of our common stock, pursuant to separate debt forgiveness agreements consummated in conjunction with our acquisition of Black Bird. Please refer to Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information.

Our company’s current cash position of approximately $25,000 is adequate for our company to maintain its present level of operations through the remainder 2020. However, we must obtain additional capital from third parties, including through our planned Regulation A offering (SEC File No. 024-11215) to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital, including through such Regulation A offering.

Inflation and Seasonality

The Company does not believe that inflation or seasonality will significantly affect its results of operation.

Off Balance Sheet Arrangements

We have operating leases for two facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or capital resources.

Contractual Obligations

To date, we have not entered into any long-term obligations that require us to make monthly cash payments.

Capital Expenditures

We made no capital expenditures during the Current Period or the Prior Period. Should we obtain required capital, we expect to make capital expenditures related to the further establishment and growth of Black Bird’s business operations. The specific amount of such capital expenditures cannot be estimated currently.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 25, 2020, we dismissed MaloneBailey, LLP as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On February 25, 2020, we engaged Farmer, Fuqua & Huff, P.C. as our new independent auditor, to audit our financial statements for the year ended December 31, 2020, and succeeding years. The decision to change auditors was unanimously approved by our Board of Directors.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As an emerging growth company experiencing rapid growth, we have worked diligently to improve processes within our company, specifically including within our manufacturing environment, that increase risk related to transaction processing which can impact our financial reporting. We intend to implement a significant number of manual compensating controls to address this risk.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, including our President and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective.

This Annual Report on Form 10-K does not include an attestation report by our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to the rules of the SEC that require our company to provide only our company’s management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of our company’s current directors and executive officers.

Name	Age	Position(s)
Fabian G. Deneault	53	Director, Chairman of the Board, President
Eric Newlan	58	Director, Vice President, Secretary
William E. Sluss	63	Director, Vice President–Finance, Chief Financial Officer
Jack Jie Qin	60	Director
L. A. Newlan, Jr.	85	Director

Our Directors serve until the earlier occurrence of the election of his successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. Officers serve at the discretion of our Board of Directors.

Eric Newlan is the son of L. A. Newlan, Jr. There exist no other family relationships between our officers and directors.

Certain information regarding the backgrounds of each of our officers and directors is set forth below.

Fabian G. Deneault became our company’s President and a Director upon our acquisition of Black Bird, January 2020. Mr. Deneault is a founder of Black Bird and has served as President and as a Director since its inception in October 2018. Since 2017, Mr. Deneault has been an insurance representative for Montana Unified School Trust. From January 2017 through December 2019, Mr. Deneault owned and operated Grizzly Creek Medical Cannabis, a proprietorship licensed as a medical marijuana dispensary in the State of Montana. Since June 2016, Mr. Deneault has been President of Touchstone Enviro Solutions, Inc., a purveyor of environmentally-friendly products and an affiliate of our company. From 2014 through April 2016, Mr. Deneault owned and operated PetroXg3 LLC, a purveyor of environmentally-friendly products. For more than 10 years prior to that, Mr. Deneault was engaged in petrochemical sales.

Eric Newlan became our company’s Vice President and a Director upon our acquisition of Black Bird, January 2020. Mr. Newlan is a founder of Black Bird and has served as Vice President, Secretary and as a Director since its inception in October 2018. Since 1987, Mr. Newlan has been a shareholder in the Flower Mound, Texas, law firm of Newlan & Newlan, Ltd., a firm engaged principally in the area of securities regulation, as well as general business counsel. Since June 2016, Mr. Newlan has been Vice President of Touchstone Enviro Solutions, Inc., a purveyor of environmentally-friendly products and an affiliate of our company. From October 2012 to October 2015, Mr. Newlan served as a director, and from April to October 2015, Mr. Newlan served as CEO, of Green Life Development, Inc., a Las Vegas, Nevada-based a purveyor of environmentally-friendly products. Mr. Newlan earned a B.A. degree in Business from Baylor University, Waco, Texas, and a J.D. degree from the Washburn University School of Law, Topeka, Kansas. Mr. Newlan is a member of the Texas Bar.

L. A. Newlan, Jr. became a Director of our company upon our acquisition of Black Bird, January 2020. Mr. Newlan was born in Morristown, New Jersey. After a public school education in Daytona Beach, Florida, he served a three-year tour of duty in the United States Marine Corps, from 1953-1956. Mr. Newlan earned a B.A. in Political Science from the University of California at Los Angeles, in 1961, and a J.D. degree from Loyola University of Los Angeles School of Law, Los Angeles, California, in 1964. He has engaged in the private practice of law in California (1965-1977), Kansas (1977-1984) and Texas (1984-Present). Since 1987, Mr. Newlan has been a shareholder in the Flower Mound, Texas, law firm of Newlan & Newlan, Ltd., a firm engaged principally in the area of securities regulation, as well as general business counsel. In addition to the practice of law during his career, Mr. Newlan has engaged in business in the oil and gas industry, international construction and engineering and alcoholic beverage distribution. Mr. Newlan is a member of the Texas Bar.

Jack Jie Qin has been a Director of our company since February 2010. From February 2010 until our acquisition of Black Bird in January 2020, Mr. Qin served as our President, Chief Executive Officer and Secretary. Mr. Qin has been President, Chief Executive Officer and Chairman of the Board of EFT Holdings, Inc., a Los Angeles, California-based product sales company, since November 2007. Since July 2016, Mr. Qin has served as a Director and President/CEO of HeavenStone Corp., a Temecula, California-based real estate development company. Since 2002, Mr. Qin has been the President of EFT Inc., the predecessor of EFT Holdings, Inc. From July 1998 to December 2002, Mr. Qin was the President of eFastTeam International, Inc. located in Los Angeles, California. Between June 1992 and December 1997 Mr. Qin was the President of LA Import & Export Company, also located in Los Angeles, California. In May 1991, Mr. Qin earned an MBA degree from Emporia State University, Emporia, Kansas. In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute in Nanchang, China, with a major in Mechanical Engineering.

William E. Sluss has been our Principal Financial and Accounting Officer since January 2011. In January 2020, Mr. Sluss became a Director, Vice President–Finance and Chief Financial Officer of our company. Between August 2010 and January 2011, Mr. Sluss coordinated our accounting and financial reporting. Between 2008 and 2010, Mr. Sluss was the Chief Financial Officer for AcccuForce Staffing Services in Kingsport, Tennessee. Between 2002 and 2008 Mr. Sluss was the Chief Financial Officer and Treasurer for Studsvik, Inc., a nuclear services company based in Erwin, Tennessee. Mr. Sluss is a Certified Public Accountant in the State of Virginia and received his Bachelor of Science degree in accounting from the University of Virginia’s College at Wise, Wise, Virginia.

Conflicts of Interest

Our company will purchase MiteXstream concentrate from Touchstone Enviro Solutions, Inc., a company controlled by three of our directors, Fabian G. Deneault, Eric Newlan and L. A. Newlan, Jr. Due to this circumstance, it is possible that these persons could be in a conflict of interest position at a time in the future. Should any such conflict of interest arise, Messrs. Deneault, Newlan and Newlan will, in accordance with the fiduciary duty to our company and our shareholders, resolve any such conflict of interest by exercising utmost good faith and fair dealing.

Corporate Governance

In General. We do not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are conducted by our Board of Directors acting as a whole. During 2019, our then Sole Director did not hold a meeting, but took action by written consent in lieu of a meeting on two occasions.

Executive Committee. Our Board of Directors created an Executive Committee to facilitate management between meetings of the full Board of Directors. The Executive Committee is composed of Fabian G. Deneault (chairman), William E. Sluss and Eric Newlan. To date, the Executive Committee has not held a meeting, but has taken an action by written consent in lieu of a meeting on one occasion. Pursuant to our Bylaws and the charter of the Executive Committee, between meetings of the full Board of Directors, the Executive Committee has the full power and authority of the Board of Directors in the management of our business and affairs, except to the extent limited by Nevada law.

Independence of Board of Directors

None of our directors is independent, within the meaning of definitions established by the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include independent directors.

Shareholder Communications with Our Board of Directors

Our company welcomes comments and questions from our shareholders. Shareholders should direct all communications to our Vice President and Secretary, Eric Newlan, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to respond individually to all communications. We will attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC, so that all shareholders have access to information about us at the same time. Mr. Newlan collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties, unless the communication is clearly frivolous.

Code of Ethics

As of the date of this Offering Circular, our Board of Directors has not adopted a code of ethics with respect to our directors, officers and employees.

Item 11. Executive Compensation

In General

Currently, our management is unable to estimate accurately when, if ever, our company will possess sufficient capital, whether derived from sales revenues, this offering or otherwise, for the payment of salaries to our management.

As of the date of this Annual Report, there are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of our company, pursuant to any presently existing plan provided by, or contributed to, our company.

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by, our executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Jie Qin Former President	2019 2018 2017	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

William E. Sluss Vice President–Finance and Chief Financial Officer	2019 2018 2017	37,000 37,000 37,000	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	37,000 37,000 37,000

Fabian G. Deneault * President	2019 2018 2017	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

Eric Newlan * Vice President	2019 2018 2017	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

* This person did not become an officer and director of our company until January 2020.

Outstanding Option Awards

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding as of the date of this Offering Circular, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack Jie Qin (1)	---	---	---	---	n/a	---	n/a	---	---

William E. Sluss	---	---	---	---	n/a	---	n/a	---	---

Fabian G. Deneault	---	---	---	---	n/a	---	n/a	---	---

Eric Newlan	---	---	---	---	n/a	---	n/a	---	---

(1) Mr. Qin ceased being an officer of our company effective January 1, 2020, though he remains a Director.

Employment Agreements

We have not entered into employment agreements with our executive officers, although it is our intention to do so in the future. None of the terms of such employment agreements has been determined.

Outstanding Equity Awards

Our Board of Directors has made no equity awards and no such award is pending.

Long-Term Incentive Plans

We currently have no employee incentive plans.

Director Compensation

Our directors receive no compensation for their serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this Annual Report, we had 150,225,000 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of shares of our voting securities by: each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock; each director; each named executive officer; and all named executive officers and directors as a group. Unless otherwise indicated, the business address of each person listed is in care of Digital Development Partners, Inc., 3505 Yucca Drive, Suite 104, Flower Mound, Texas 75022. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Beneficially Owned
Name and Address of Beneficial Owner	Shares		Percent (1)
Executive officers and directors

Fabian G. Deneault 47123 Michel Road Ronan, Montana 59864	49,746,253		33.11%

Eric Newlan 2201 Long Prairie Road, Suite 107-762 Flower Mound, Texas 75022	24,658,703	(2)	16.41%

Jack Jie Qin	2,831,661	(3)	1.88%

William E. Sluss	1,115,002		*

L. A. Newlan, Jr. 2201 Long Prairie Road, Suite 107-762 Flower Mound, Texas 75022	24,658,703	(2)(4)	16.41%

Officers and directors, as a group (5 persons)	103,010,322	(5)	68.57%

5% Owners

EF2T, Inc. (6)	19,215,740		12.79%

*	Less than 1%.
(1)	Based on 150,225,000 shares issued and outstanding.
(2)	These shares are owned of record by Newlan & Newlan, Ltd., a law firm owned by Eric Newlan and L. A. Newlan, Jr.
(3)	These shares are owned of record by Astonia LLC. Jack Jie Qin, a Director of our company, is the sole manager of this entity.
(4)	These shares are owned of record by Newlan & Newlan, Ltd., a law firm owned by Eric Newlan and L. A. Newlan, Jr. However, 21,442,356 of these shares are beneficially owned by Cruciate Irrevocable Trust, of which trust L. A. Newlan, Jr. is a trustee.
(5)	Included in these shares are (a) 24,658,703 shares owned of record by Newlan & Newlan, Ltd. (See Note 2), (b) 2,831,661 shares owned of record by Astonia LLC (see Note 3) and (c) 24,658,703 shares owned of record by Newlan & Newlan, Ltd. (See Note 4).
(6)	This entity is owned by Wen Qin, the sister of Jack Jie Qin, a Director of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Black Bird Acquisition

Our new Directors, Fabian G. Deneault, Eric Newlan, L. A. Newlan, Jr. and William E. Sluss, collectively owned, directly and indirectly, 75.33% of the issued and outstanding shares of common stock of Black Bird and 100% of the issued and outstanding voting preferred stock of Black Bird. Pursuant to the Merger Agreement with Black Bird, Mr. Deneault, Eric Newlan, L. A. Newlan, Jr. and Mr. Sluss were issued a total of 100,178,661 shares our common stock. The table below sets forth information relating to such persons’ acquiring their respective shares of capital stock of Black Bird and the number of shares of our common stock issued to each of them.

Name	Black Bird Capital Stock Beneficial Ownership	Total Consideration Paid for Black Bird Capital Stock	Common Stock Issued Pursuant to Merger Agreement
Fabian G. Deneault	Common Stock: 22,700,000 shares Preferred Stock: 500,000 shares	$4,250 in cash	49,746,253 shares

Eric Newlan	Common Stock: 11,250,000 shares (1) Preferred Stock: 250,000 shares (1)	$125 in cash	24,658,703 shares (2)

L. A. Newlan, Jr.	Common Stock: 11,250,000 shares (1) Preferred Stock: 250,000 shares (1)	$125 in cash	24,658,703 shares (3)

William E. Sluss	Common Stock: 520,000 shares	Consulting services valued at $7,000	1,115,002 shares

(1)	These shares were purchased of record by Newlan & Newlan, Ltd., a law firm owned by Eric Newlan and L. A. Newlan, Jr.
(2)	These shares are owned of record by Newlan & Newlan, Ltd., a law firm owned by Eric Newlan and L. A. Newlan, Jr.
(3)	These shares are owned of record by Newlan & Newlan, Ltd., a law firm owned by Eric Newlan and L. A. Newlan, Jr. However, 21,442,356 of these shares are beneficially owned by Cruciate Irrevocable Trust, of which trust L. A. Newlan, Jr. is a trustee.

Loans from Related Parties

As of December 31, 2019, we had outstanding loan balances due to related parties, as follows:

Name of Lender	Principal Amount Due	Accrued Interest Amount Due	Total Amount Due
EFT Holdings, Inc.*	$634,323	$251,785	$886,108
EF2T, Inc.	$105,250	$4,742	$109,992
Astonia LLC	$135,000	$1,997	$136,997

*	Until our acquisition of Black Bird, EFT Holdings, Inc. was our majority shareholder.

Upon the consummation of the acquisition of Black Bird, the effective date of which was January 1, 2020, all of the principal and accrued interest due to the parties listed above was repaid pursuant to separate debt forgiveness agreements. (See “Debt Forgiveness Transactions with Related Parties” below).

             Debt Forgiveness Transactions with Related Parties

In conjunction with the Merger Agreement with Black Bird, we entered into debt forgiveness agreements with related parties, as follows:

•	EFT Holdings, Inc.: we issued 18,221,906 shares of common stock to our former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

•	EF2T, Inc.: we issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

•	Astonia LLC: we issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

             Cancellation of Stock Transaction with Related Party

In conjunction with the Merger Agreement with Black Bird, we entered into a cancellation of stock agreement with our former majority shareholder, EFT Holdings, Inc., whereby we cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc.

             Distribution and Private Label Agreement

At its inception, Black Bird entered into a Distribution and Private Label Agreement (the “Distribution Agreement”) with Thoreauvian Product Services, LLC (“TPS”), a company controlled by three of our directors, Fabian G. Denault, Eric Newlan and L. A. Newlan, Jr., relating to our MiteXstream biopesticide (the “Private Label Product”). The Distribution Agreement contains the following important provisions: Black Bird has the exclusive right to distribute and sell the Private Label Products in the United States and Canada; Black Bird is required to pay a $20,000 exclusivity fee to TPS; Black Bird is required to purchase $20,000 of the Private Label Products in conjunction with the signing of the Distribution Agreement and to purchase not less than $20,000 of the Private Label Products each year; and the initial term of the Distribution Agreement is 10 years, with a single 10-year renewal term. In addition, Black Bird is responsible for all costs associated with MiteXstream’s EPA-related expenses. During 2019, Black Bird made the required payments under the Distribution Agreement.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent auditors during the fiscal years ended December 31, 2019 and 2018, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Current Auditor (1)	Former Auditor (2)	Former Auditor (2)
Audit Fees	$0	$16,500	$14,500
Audit Related Fees	$0	$0	$0
Tax	$0	$0	$0
All Other Fees	$0	$0	$0

(1) Farmer, Fuqua & Huff, P.C.

(2) MaloneBailey, LLP

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

Digital Development Partners, Inc. – Audited Financial Statements for the Years Ended December 31, 2019 and 2018

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Changes Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None

(3)	Exhibits:

Exhibit No.	Description

2.1+	Plan and Agreement of Merger between and among Digital Development Partners, Inc., Bird Acquisition Corp. (a Wyoming corporation) and Black Bird Potentials Inc. (a Wyoming corporation).

3.1+	Articles of Incorporation, incorporated by reference from Registration Statement on Form SB-2 (File No. 333-145951)

3.2+	Bylaws of Registrant, incorporated by reference from Registration Statement on Form SB-2 (File No. 333-145951)

3.3+	Certificate of Change Pursuant to NRS 78.209 filed May 20, 2009.

3.4+	Articles of Merger filed May 20, 2009.

3.5+	Certificate of Amendment to Articles of Incorporation filed January 31, 2020.

10.1+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and EFT Holdings, Inc.

10.2+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and EF2T, Inc.

10.3+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and Astonia LLC.

10.4+	Cancellation of Stock Agreement between Digital Development Partners, Inc. and EFT Digitech, Inc.

10.5+	Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and CBD INC Limited Liability Partnership.

10.6+	Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and Gorilla Mitts, LLC.

10.7+	Regional Development and Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and Northland Partners, LLC.

10.8+	Consulting Agreement among Digital Development Partners, Inc, Black Bird Potentials Inc. (a Wyoming corporation) and Dylan Hunt and Kaitlin Appell.

10.9+	Convertible Promissory Note dated April 30, 2020, in favor of GPL Ventures, LLC, face amount $25,000.

10.10+	Convertible Promissory Note dated April 30, 2020, in favor of Tri-Bridge Ventures, LLC, face amount $25,000.

21.1 *	Subsidiaries of Digital Development Partners, Inc.

31.1 *	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2 *	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ Incorporated by reference as indicated.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL DEVELOPMENT PARTNERS, INC.

By:	/s/ FABIAN G. DENEAULT	Dated: July 13, 2020
Fabian G. Deneault
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ FABIAN G. DENEAULT	President [Principal Executive Officer] and Director	July 13, 2020
Fabian G. Deneault

/s/ WILLIAM E. SLUSS	Vice President-Finance, Chief Financial Officer [Principal Accounting Officer] and Director	July 13, 2020
William E. Sluss

/s/ ERIC NEWLAN	Vice President, Secretary and Director	July 13, 2020
Eric Newlan

/s/ L. A. NEWLAN, JR.	Director	July 13, 2020
L. A. Newlan, Jr.

/s/ JACK JIE QIN	Director	July 13, 2020
Jack Jie Qin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digital Development Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Digital Development Partners, Inc. (the Company) as of December 31, 2019, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Farmer, Fuqua, & Huff, P.C.

Farmer, Fuqua, & Huff, P.C.

We have served as the Company’s auditor since 2020

Richardson, TX

July 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Digital Development Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Digital Development Partners, Inc. (the “Company”) as of December 31, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We had served as the Company’s auditor from 2014.

Houston, Texas

May 3, 2019

DIGITAL DEVELOPMENT PARTNERS, INC.

Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$973	$4,733
Total Assets	$973	$4,733
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities (includes related party interest of $258,524 and $216,862, respectively, at December 31, 2019 and 2018)	$267,195	$231,553
Related party loan payables	874,573	792,008
Total Liabilities	1,141,768	1,023,561
Stockholders’ Deficit
Common stock, $0.001 par value; 225,000,000 shares authorized, 85,970,665 shares issued and outstanding at December 31, 2019, and December 31, 2018, respectively	85,971	85,971
Additional paid-in capital	7,488,946	7,488,946
Accumulated deficit	(8,715,712)	(8,593,745)
Total Stockholders’ Deficit	(1,140,795)	(1,018,828)
Total Liabilities and Stockholders’ Deficit	$973	$4,733

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Operations

	For the Years Ended December 31,
	2019	2018
Operating Expenses
General and administrative	$80,306	$83,538
Total operating expenses	80,306	83,538
Loss from operations	(80,306)	(83,538)
Other Expense
Interest Expense	(41,661)	(37,572)
Total Other Expense	(41,661)	(37,572)
Net Loss	$(121,967)	$(121,110)
Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding:
Basic and Diluted	85,970,665	85,970,665

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

					Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2017	85,970,665	$85,971	$7,488,946	$(8,472,635)	$(897,718)
Net Loss	---	---	---	(121,110)	(121,110)
Balance, December 31, 2018	85,970,665	85,971	7,488,946	(8,593,745)	(1,018,828)
Net Loss	---	---	---	(121,967)	(121,967)
Balance, December 31, 2019	85,970,665	$85,971	$7,488,946	$(8,715,712)	$(1,140,795)

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2019		2018
Cash flows from operating activities:
Net Loss		$(121,967)		$(121,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable and accrued liabilities		35,642		45,012
Net cash used in operating activities		(86,325)		(76,098)
Cash flows from financing activities:
Proceeds from related party notes		222,176		79,258
Repayments on related party loans		(139,611)		---
Net cash provided by financing activities		82,565		79,258
Net increase (decrease) in cash		(3,760)		3,160
Cash, beginning of period		4,733		1,573
Cash, end of period		$973		$4,733

Supplemental cash flow disclosure
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Notes to Financial Statements

December 31, 2019

1.       Basis of Presentation and Nature of Operations

Organization

Digital Development Partners, Inc. (the “Company”) was incorporated in the State of Nevada in 2006 under the name “Cyprium Resources Inc.”, which was changed to its current name in August 2009. Through 2014, the Company was involved, first, in the mining industry and, then, in the communications industry.

From 2015 until the January 2020 acquisition of Black Bird Potentials Inc., a Wyoming corporation (“Black Bird”), the Company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

2.       Summary of Significant Accounting Policies and Going Concern

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities will necessitate significant uses of working capital beyond 2019. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents or restricted cash as of December 31, 2019 and 2018.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There is no potential dilutive securities as of December 31, 2019, or December 31, 2018. As there was a net loss for these periods, basic and diluted loss per share is the same for the twelve months ended December 31, 2019 and 2018.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.        Loans Payable - Related Parties

The following table sets forth outstanding loans payable to related parties as of December 31, 2019 and 2018, respectively.

	December 31, 2109	December 31, 2018
EFT Holdings, Inc.*	$634,323	$751,258
EF2T, Inc.	105,250	40,750
Astonia LLC	135,000	---
	$874,573	$792,008

* Until the Company’s acquisition of Black Bird, EFT Holdings, Inc. was the Company’s majority shareholder.

Advances of $22,676 were received from EFT Holdings, Inc. (“EFT Holdings”) and no expenses were paid by EFT Holdings on behalf of the Company, during the year ended December 31, 2019. During the year ended December 31, 2018, at total of $40,258 in advances were received from EFT Holdings. During the year ended December 31, 2019, the Company repaid $139,611 in loans due to EFT Holdings. The amounts due EFT Holdings bear interest at 5% per year, are secured by all future sales of the Company and have a maturity of one year. As of December 31, 2019 and 2018, the Company owed EFT Holdings $251,785 and $215,608, respectively, in accrued and unpaid interest. $-0- of these EFT Holdings advances at December 31, 2019, were past due and payable upon demand.

Advances of $64,500 were received from EF2T, Inc. (“EF2T”) during the year ended December 31, 2019. The amounts due EF2T bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of December 31, 2019 and 2018, the Company owed EF2T $4,742 and $1,254, respectively, in accrued and unpaid interest.

Advances of $135,000 were received from Astonia, LLC (“Astonia”) during the year ended December 31, 2019. Astonia is considered a “related party”, due to the fact that a Director of the Company, Jack Jie Qin, is the manager of Astonia. The amounts due Astonia bear interest at 5% per year, are secured by all future sales of the Company, and have a maturity of one year. As of December 31, 2019, the Company owed Astonia $1,997 in accrued and unpaid interest.

4.       Income Taxes

The Company’s federal income tax returns for the years ended December 31, 2016, through December 31, 2018, remain subject to examination by the Internal Revenue Service, as of December 31, 2019.

No provision was made for federal income tax for the year ended December 31, 2019, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $1,298,000, which begins to expire in 2029 unless utilized beforehand. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward. However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0 as of December 31, 2019 and 2018.

The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2018. For net operating losses (NOLs) arising after December 31, 2018, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018, will not be subject to the taxable income limitation. The 2017 Act would eliminates the carryback of all NOLs arising in a tax year ending after 2017 and, instead, permits all such NOLs to be carried forward indefinitely.

	As of December 31,
	2019		2018
Deferred tax assets:
Net operating loss carryforwards		$272,740		$247,127
Less: valuation allowance		(272,740)		(247,127)
Net deferred tax assets	$	---	$	---

5.        Subsequent Events

Acquisition of Black Bird Potentials Inc.

Effective January 1, 2020, the Company consummated a plan and agreement of merger (the “Merger Agreement”) with Black Bird Potentials Inc., a Wyoming corporation (“Black Bird”), pursuant to which Black Bird became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of Black Bird and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

Cancellation of Debt Agreement

In conjunction with the Merger Agreement, the Company entered into a cancellation of stock agreement with its former majority shareholder, EFT Holdings, whereby it cancelled all 79,265,000 shares of common stock then owned by EFT Holdings.

Debt Forgiveness Agreements

In conjunction with the Merger Agreement, the Company entered into debt forgiveness agreements with related parties, as follows:

•	EFT Holdings, Inc.: the Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

•	EF2T, Inc.: the Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

•	Astonia LLC: the Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

Amendment of Articles of Incorporation

In January 2020, the Company filed a Certificate of Amendment to our Articles of Incorporation to change its corporate name to “Black Bird Potentials Inc.” The effective time of this corporate action will depend on the date on which FINRA issues its approval thereof.

Common Stock Issued for Services

In March 2020, the Company issued 100,000 shares of common stock to two third-party consultants pursuant to a consulting agreement, which shares were valued at $.08 per share, or $8,000, in the aggregate. In addition to the issuance of such shares, the third-party consultants are to be paid $500 per month and a sales commission equal to 5% of sales made through Black Bird’s GrizzlyCreekNaturals.com website. The term of the consulting agreement extends from March 2020 to September 30, 2020, with an affirmed understanding that, assuming Black Bird approves of the results of the third-party consultants’ efforts, an extension is to be negotiated in good faith.

Regional Development and Distribution Agreement

In March 2020, Black Bird entered into a regional development and distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of Black Bird’s products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute Black Bird’s products anywhere in the United States.

Convertible Promissory Notes

In April 2020, the Company obtained a total of $50,000 in loans from two third parties ($25,000 from each). In consideration of each loan, the Company issued a $25,000 face amount convertible promissory note that bears interest at 10% per annum, with principal and interest due in January 2021. Each such convertible promissory note may be converted into shares of our common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

Regulation A Offering

In May 2020, the Company filed an Offering Statement on Form 1-A with Securities and Exchange Commission with respect to 20,000,000 shares of common stock.

Other

Management has evaluated subsequent events through July 13, 2020, the date on which the financial statements were available to be issued.