Form 10-Q
period 2020-03-31
Digital Development Partners, Inc.
filed 2020-08-10
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

☐     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File No. 000-52828

Digital Development Partners, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3505 Yucca Drive, Suite 104, Flower Mound, Texas 75028

(Address of Principal Executive Offices, Including Zip Code)

(833) 223-4204

(Registrant’s telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 150,225,000 as of August 5, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Balance Sheets

	3/31/20 (unaudited)	12/31/19 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,741	$973
Accounts receivable, less allowance of $4,461 at March 31, 2020	4,461	---
Inventory	17,458	---
Deposit	20,000	---
Total current assets	64,660	973
TOTAL ASSETS	$64,660	$973

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$14,568	$267,195
Related party loan payable	3,000	874,573
Total current liabilities	17,568	1,141,768
TOTAL LIABILITIES	$17,568	$1,141,768

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 225,000,000 shares authorized, 85,970,665 and 150,100,000 shares issued and outstanding at March 31, 2020, and December 31, 2019, respectively	150,100	85,971
Stockholder receivable	(1,000)	---
Additional paid-in capital	8,682,258	7,488,946
Retained earnings (accumulated deficit)	(8,784,266)	(8,715,712)
Total stockholders’ equity	47,092	(1,140,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,660	$973

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2020		2019
Sales		$5,903		$740
Cost of goods sold		3,932		6,279
Gross profit (loss)		1,971		(5,539)
Expenses
Consulting services		35,000		---
Website expense		878		---
Legal and professional services		23,325		7,200
Product license		---		10,450
Bad debt expense		---		---
General and administrative		11,311		155
Total expenses		70,514		17,805
Net operating loss		(68,543)		(23,344)
Other expense
Interest expense		(11)		---
Total other income (expense)		(11)		---
Profit (loss) before taxes		(68,554)		(23,344)
Income tax expense		---		---
Net profit (loss)		$(68,554)		$(23,344)

Net profit (loss) per common share
Basic and diluted	$	(---)	$	(---)
Weighted average number of common shares outstanding:
Basic and diluted		150,013,186		85,970,665

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

	Common Stock		Stockholder		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable		Capital	Deficit)	Total
Balance, December 31, 2019	85,970,665	$85,971	$	---	$7,488,946	$(8,715,712)	$(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)		---	79,265	---	---
Stock issued for debt cancellation	23,294,335	23,294		---	1,109,803	---	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000		(1,000)	(4,055)	---	114,945
Inventory contributed to additional paid-in capital by related party	---	---		---	399	---	399
Stock issued for services	100,000	100		---	7,900	---	8,000
Net loss	---	---		---	---	(68,554)	(68,554)
Balance, March 31, 2020	150,100,000	$150,100		$(1,000)	$8,682,258	$(8,784,266)	$47,092

Balance, December 31, 2018	85,970,665	$85,971	$	---	$7,488,946	$(8,593,745)	$(1,018,828)
Net loss	---	---		---	---	(29,416)	(29,416)
Balance, March 31, 2019	85,970,665	$85,971	$	---	$7,488,946	$(8,623,161)	$(1,048,244)

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(68,554)		$(23,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services		8,000		---
Accrued interest		11
Inventory		(8,671)		---
Accrued expenses		2,986		---
Net cash used for operating activities		(66,228)		(23,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable - related party		3,000		---
Proceeds from issuance of common stock		---		51,000
Net cash provided by financing activities		3,000		51,000
Net increase (decrease) in cash and cash equivalents		(63,228)		27,656
Cash and cash equivalents at beginning of period		85,969		37,662
Cash and cash equivalents at end of period		$22,741		$65,318
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay related party debt		$1,133,097	$	---
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$	---	$	---
Interest expense	$	---	$	---

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Notes to Unaudited Financial Statements

March 31, 2020

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

These unaudited interim financial statements, as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2020. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities Exchange Commission.

Nature of Operations

From 2015 until the January 1, 2020 acquisition of Black Bird Potentials Inc., a Wyoming corporation (“Black Bird”), the Company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company’s Board of Directors has adopted the business plan of Black Bird and the Company’s ongoing operations now include those of Black Bird. References to “the Company” include Black Bird.

The Company is engaged in the production and sale of consumer products, including products containing Cannabidiol, or CBD, derived from industrial hemp that contains no more than 0.3% THC. The Company’s products are marketed under the “Grizzly Creek Naturals” trademark. Also, the Company is a licensed participant in the Montana Hemp Pilot Program, under which the Company is a grower of industrial hemp.

The Company has developed an environmentally-friendly biopesticide, MiteXstream, that eliminates mold, mildew and many pests, including spider mites, which are significant problems in the cultivation of cannabis (marijuana and industrial hemp) and hops. In January 2019, the Company applied to the U.S. Environmental Protection Agency for the certification of MiteXstream as a biopesticide. Sales of MiteXstream will not commence until EPA certification is achieved.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of March 31, 2020, and December 31, 2019.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There is no potential dilutive securities as of March 31, 2020, or March 31, 2019.

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

3. ACQUISITION OF BLACK BIRD POTENTIALS INC.

Effective January 1, 2020, the Company consummated a plan and agreement of merger (the “Merger Agreement”) with Black Bird Potentials Inc., a Wyoming corporation (Black Bird), pursuant to which Black Bird became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of Black Bird and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

4. COMMON STOCK

Acquisition of Black Bird

Effective January 1, 2020, the Company consummated the Merger Agreement with Black Bird. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of Black Bird and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

Stock Cancellation Agreement

In conjunction with the Merger Agreement, the Company entered into a cancellation of stock agreement with its former majority shareholder, EFT Holdings, Inc., whereby it cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc.

Debt Forgiveness Agreements

In conjunction with the Merger Agreement, the Company entered into debt forgiveness agreements with related parties, as follows:

•	EFT Holdings, Inc.: the Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

•	EF2T, Inc.: the Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

•	Astonia LLC: the Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest

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

5. STOCKHOLDER RECEIVABLE

At March 31, 2020, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

6. AMENDMENT OF ARTICLES OF INCORPORATION

In January 2020, the Company filed a Certificate of Amendment to our Articles of Incorporation to change its corporate name to “Black Bird Potentials Inc.” The effective time of this corporate action will depend on the date on which FINRA issues its approval thereof.

7. RELATED PARTY TRANSACTIONS

Acquisition of Black Bird

Effective January 1, 2020, the Company consummated the Merger Agreement with Black Bird. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of Black Bird and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

Stock Cancellation Agreement

In conjunction with the Merger Agreement, the Company entered into a cancellation of stock agreement with its former majority shareholder, EFT Holdings, Inc., whereby it cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc.

Debt Forgiveness Agreements

In conjunction with the Merger Agreement, the Company entered into debt forgiveness agreements with related parties, as follows:

EFT Holdings, Inc.: the Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

EF2T, Inc.: the Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

Astonia LLC: the Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest

Advances from Related Parties

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, advances of $3,000 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of March 31, 2020, the Company owed Astonia LLC $11 in accrued and unpaid interest.

8. LOANS PAYABLE - RELATED PARTIES

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, the Company entered into three separate debt forgiveness agreements with related parties:

EFT Holdings, Inc.: the Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

EF2T, Inc.: the Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

Astonia LLC: the Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest.

During the three months ended March 31, 2020, advances of $3,000 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of March 31, 2020, the Company owed Astonia LLC $11 in accrued and unpaid interest.

The following table sets forth outstanding loans payable to related parties as of March 31, 2020, and December 31, 2019, respectively.

	Principal Amount Due			Accrued Interest Amount Due			Total Amount Due
Name of Lender	3/31/20		12/31/19	3/31/20		12/31/19	3/31/20		12/31/19
EFT Holdings, Inc.*	$	---	$634,323	$	---	$251,785	$	---	$886,108
EF2T, Inc.	$	---	$105,250	$	---	$4,742	$	---	$109,992
Astonia LLC		$3,000	$135,000		$11	$1,997		$3,011	$136,997
____________

*Until the Company’s acquisition of Black Bird, EFT Holdings, Inc. was its majority shareholder.

9. REGIONAL DEVELOPMENT AND DISTRIBUTION AGREEMENT

In March 2020, Black Bird entered into a regional development and distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of Black Bird’s products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute Black Bird’s products anywhere in the United States.

10. SUBSEQUENT EVENTS

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

Regulation A Offering

In May 2020, the Company filed an Offering Statement on Form 1-A (File No. 254-11215) with SEC with respect to 20,000,000 shares of common stock, which was qualified by the SEC on August 4, 2020.

Facility Lease

In May 2020, Black Bird entered into a facility lease with Grizzly Creek Farms, LLC, an entity owned by one of the Company’s directors, Fabian G. Deneault, with respect to approximately 2,000 square feet of manufacturing space located in Ronan, Montana. Monthly rent under such lease is $1,500 and the initial term of such lease expires in December 2025. The Company utilizes the leased facility for the manufacture of products, including its FDA-listed hand sanitizer products.

Distribution Agreements

In June 2020, the Company terminated its distribution agreement with its Las Vegas-based distributor, due to non-performance. The Company has entered into an informal agreement with Hope Botanicals, LLC with respect to its becoming a replacement for the terminated Las Vegas-based distributor.

Other

Management has evaluated subsequent events through August 10, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effects of COVID-19

As of the date of this Quarterly Report on Form 10-Q, there exist significant uncertainties regarding the current Novel Coronavirus (“COVID-19”) pandemic, including the scope of health issues, the possible duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause in the future.

To date, the COVID-19 pandemic has had a discernable short-term negative impact on the ability of Digital Development Partners, Inc., including its wholly-owned subsidiary, Black Bird Potentials Inc., a Wyoming corporation, to obtain capital needed to accelerate the development of our business.

With respect to our business operations, while our product sales have increased since the initial impact of the COVID-19 pandemic due primarily to our recently introducing hand sanitizer gel and spray products, we believe the COVID-19 pandemic has had a discernable short-term negative impact on our product sales, inasmuch as we and our distributors have been limited in face-to-face sales meetings with respect to our products. We are unable to predict when such limitations will ease.

Overall, our company is not of a size that has required us to implement “company-wide” policies in response to the COVID-19 pandemic. Further, our product manufacturing operations have experienced no negative consequences attributable to the COVID-19 pandemic, inasmuch as these operations involve a limited number of persons. However, as the states continue to re-open, re-close, then re-open their economies, the scope and nature of the impacts of COVID-19 on our company will evolve day-by-day, week-by-week.

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

In light of these uncertainties, for purposes of this Quarterly Report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this Quarterly Report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Disclosure Regarding Forward-looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Quarterly Report.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the SEC.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this Quarterly Report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes, beginning on page 3 of this Quarterly Report.

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

Critical Accounting Policies

Our accounting policies are discussed in detail in the footnotes to our financial statements beginning on page 3. We consider our critical accounting policies related to revenue recognition, inventory and fair value of financial instruments.

Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Basis of Presentation

Our company was a “shell company” from 2014 through all of 2019. Effective January 1, 2020, we acquired Black Bird Potentials Inc. (“Black Bird”), in a transaction accounted for as a “reverse merger”.

This Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of (1) our company, Digital Development Partners, Inc., for the three months ended March 31, 2020, including those of Black Bird, and (2) the historical financial results of Black Bird for the three months ended March 31, 2019.

Overview and Outlook

With the acquisition of Black Bird effective January 1, 2020, Black Bird’s operations became the operations of our company.

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

Principal Factors Affecting Our Financial Performance

Following our acquisition of Black Bird, our future operating results can be expected to be primarily affected by the following factors:

•	our ability to attract and retain customers for our Grizzly Creek Naturals, and other, products;
•	our ability to maintain the value proposition of MiteXstream, once certified as a biopesticide, vis-a-vis other available pest control products; and
•	our ability to contain our operating costs.

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

Results of Operations

Three Months Ended March 31, 2020 (the “Current Period”), and Three Months Ended March 31, 2019 (the “Prior Period”). For the Current Period, our business operations generated revenues $5,903 (unaudited) in revenues from sales of our Grizzly Creek Naturals CBD products with cost of goods sold of $3,932 (unaudited), resulting in a gross profit of $1,971 (unaudited). For the Prior Period, we generated $740 (unaudited) in revenues with cost of goods sold of $6,279 (unaudited), resulting in a gross loss of $5,539 (unaudited).

During the Current Period, we incurred operating expenses of $70,514 (unaudited), with a net operating loss of $68,544 (unaudited). During the Prior Period, we incurred operating expenses of $17,805 (unaudited), resulting in a net operating loss of $23,344 (unaudited).

We expect that our revenues will increase from quarter to quarter for the foreseeable future. We expect to incur operating losses through at least December 31, 2020, until sales volumes of our products increase significantly. Further, because of our current lack of capital and the current lack of brand name awareness of Grizzly Creek Naturals, we cannot predict the levels of our future revenues.

Based on informal testing done by, and discussions with, cannabis (marijuana and industrial hemp) cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. The impact of these operations is expected to arrive beginning in the first quarter of 2021, at the earliest.

Plan of Operation

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

We have expanded our line of Grizzly Creek Naturals CBD products and currently manufacture and sell the following items:

•	CBD Oil: Unflavored, Huckleberry, Cherry Flavors in 100mg, 250mg, 500mg, 1000mg and 2500mg dosages
•	CBD-Infused Body Butter (500mg): Unscented and Huckleberry Scent
•	CBD-Infused Lip Balm (30mg): Huckleberry Scent
•	Bath Bomb with 50mg of CBD: Eucalyptus, Lavender and Citrus Scents

In August 2020, we intend to begin sales of CBD gummies under the “Glacier Gummies”, on a private-label basis. We cannot assure you that we be successful financially in these efforts.

Other Products. In April 2020, we began sales of our Grizzly Creek Naturals hand sanitizer to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020. Since their introduction, our hand sanitizer sales have been our best selling products.

In August 2020, we intend to begin production and sales of a coffee-based energy drink under the “Grizzly Grind” brand name. We cannot assure you that we be successful financially in these efforts.

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

Products for Animals. In July 2020, we introduced CBD products for dogs under our Grizzly Creek Naturals brand name. We cannot assure you that we be successful financially in these efforts.

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

Regulation A Offering. In May 2020, the Company filed an Offering Statement on Form 1-A (File No. 254-11215) with SEC with respect to 20,000,000 shares of common stock, which was qualified by the SEC on August 4, 2020. There is no assurance that we will derive any funds pursuant to such offering.

March 31, 2020. At March 31, 2020, our company had $22,741 (unaudited) in cash and working capital of $47,092 (unaudited), compared to $973 (audited) in cash and a working capital deficit of $1,140,795 (audited) at December 31, 2019. The significant change in our working capital position from December 31, 2019, to March 31, 2020, is attributable primarily to (1) the cancellation of $1,133,097 (unaudited) of debt in exchange for shares of our common stock, pursuant to three separate agreements with related parties and (2) Black Bird’s cash position of $85,969 at the time our acquisition of Black Bird.

During the Current Period, we obtained a loan in the amount of $3,000 (unaudited) from a related party with which to pay fees of our former auditor.

Transactions Relating to the Black Bird Acquisition. In connection with our acquisition of Black Bird, we consummated a stock cancellation agreement with a related party and three separate debt forgiveness agreements with related parties, as follows:

Stock Cancellation Agreement. We entered into this agreement with our former majority shareholder, EFT Holdings, Inc., whereby we cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc. The total stated capital and additional paid-in capital associated with such shares is $79,265 (unaudited), and is a reduction of our shareholders’ equity.

Debt Forgiveness Agreements. We entered into three separate debt forgiveness agreements with related parties:

EFT Holdings, Inc.: we issued 18,221,906 shares of common stock to our former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

EF2T, Inc.: we issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

Astonia LLC: we issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest.

Our company’s current cash position of approximately $20,000 is adequate for our company to maintain its present level of operations through the remainder 2020. However, we must obtain additional capital from third parties, including through our Regulation A offering (SEC File No. 024-11215) to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital, including through such Regulation A offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its reports filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

As of the quarter ended March 31, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we did not issue unregistered securities that have not been reported previously.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
31.2	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
32.1

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020

101.INS	XBRL Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definitions Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL DEVELOPMENT PARTNERS, INC.

Dated: August 10, 2020	By:	/s/ Fabian G. Deneault
Fabian G. Deneault
President (Principal Executive Officer)

