Form 10-Q/A
period 2020-03-31
Digital Development Partners, Inc.
filed 2020-08-11
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q/A

Amendment #1

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

_____________________________________________________________________

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amended Filing”) to Digital Development Partners, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the Securities and Exchange Commission on August 10, 2020 (the “Original Filing”), is to furnish Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB and Exhibit 101.PRE, which exhibits consist of the following financial statements from the Original Filing, formatted in XBRL (eXtensible Business Reporting Language):

–	Balance Sheets as of March 31, 2020 (unaudited), and December 31, 2019 (audited)
–	Statements of Operations (unaudited) for the Three Months Ended March 31, 2020 and 2019
–	Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) for the Three Months Ended March 31, 2020 and 2019
–	Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2020 and 2019

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. The Original Filing has not been updated to reflect events occurring subsequent to filing date of the Original Filing.

2

Item 6. Exhibits

Exhibit	Description

31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
32.1*

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

* filed as part of the Original Filing.

+ furnished herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL DEVELOPMENT PARTNERS, INC.

Dated: August 11, 2020	By:	/s/ FABIAN G. DENEAULT
Fabian G. Deneault
President (Principal Executive Officer)

4