Form 10-Q
period 2020-06-30
Digital Development Partners, Inc.
filed 2020-08-20
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

____________________________________________________________

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 150,225,000 as of August 18, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Balance Sheets

	6/30/20 (unaudited)	12/31/19 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,254	$973
Accounts receivable, less allowance of $4,461 at June 30, 2020	4,461	-
Inventory	40,632	-
Deposit	20,000	-
Total current assets	92,347	973
FIXED ASSETS
Machinery and equipment	519	-
Total fixed assets	519	-
TOTAL ASSETS	$92,866	$973

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$16,533	$267,195
Related-party note payable	6,670	874,573
Third-party notes payable, net of discount related to conversion feature of $23,324	26,676	-
Total current liabilities	49,879	1,141,768
TOTAL LIABILITIES	$49,879	$1,141,768

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 225,000,000 shares authorized, 150,225,000 and 85,970,665 shares issued and outstanding at June 30, 2020, and December 31, 2019, respectively	150,225	85,971
Stockholder receivable	(1,000)	-
Additional paid-in capital	8,714,623	7,488,946
Retained earnings (accumulated deficit)	(8,820,861)	(8,715,712)
Total stockholders’ equity	42,987	(1,140,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,866	$973

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Sales		$29,971		$4,100		$35,874		$4,840
Cost of goods sold		9,333		6,067		13,265		12,346
Gross profit (loss)		20,638		(1,967)		22,609		(7,506)
Expenses
Consulting services		4,299		12,500		39,299		12,500
Website expense		2,456		3,416		3,334		3,416
Legal and professional services		19,625		1,000		42,950		8,200
Product distribution and development costs		4,121		22,982		4,121		33,432
Beneficial conversion expense		6,664		-		6,664		-
General and administrative		20,018		7,059		31,329		7,214
Total expenses		57,183		46,957		127,697		64,762
Net operating loss		(36,545)		(48,924)		(105,088)		(72,268)
Other expense
Interest expense		(50)		-		(61)		-
Total other income (expense)		(50)		-		(61)		-
Profit (loss) before taxes		(36,595)		(48,924)		(105,149)		(72,268)
Income tax expense		-		-		-		-
Net profit (loss)		$(36,595)		$(48,924)		$(105,149)		$(72,268)

Net profit (loss) per common share
Basic and diluted	$	(-)	$	(-)	$	(-)	$	(-)
Weighted average number of common shares outstanding:
Basic and diluted		150,164,560		85,970,665		150,088,874		85,970,665

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2019	85,970,665	85,971	-	7,488,946	(8,715,712)	(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)	-	79,265	-	-
Stock issued for debt cancellation	23,294,335	23,294	-	1,109,803	-	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000	(1,000)	(4,055)	-	114,945
Inventory contributed to additional paid-in capital by related party	-	-	-	399	-	399
Stock issued for services	100,000	100	-	7,900	-	8,000
Net loss	-	-	-	-	(68,554)	(68,554)
Balance, March 31, 2020	150,100,000	$150,100	$(1,000)	$8,682,258	$(8,784,266)	$47,092
Stock issued for cash	125,000	125	-	2,375	-	2,500
Beneficial conversion related to convertible debt	-	-	-	29,990	-	29,990
Net loss	-	-	-	-	(36,595)	(36,595)
Balance, June 30, 2020	150,225,000	$150,225	$(1,000)	$8,714,623	$(8,820,861)	$42,987

Balance, December 31, 2018	85,970,665	85,971	-	7,488,946	(8,593,745)	(1,018,828)
Net loss	-	-	-	-	(29,416)	(29,416)
Balance, March 31, 2019	85,970,665	85,971	-	7,488,946	(8,623,161)	(1,048,244)
Net loss	-	-	-	-	(28,978)	(28,978)
Balance, June 30, 2019	85,970,665	85,971	-	7,488,946	(8,652,139)	(1,077,222)

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(105,149)	$(72,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock issued for services	8,000	-
Non-cash beneficial conversion expense	6,664
Accrued interest	61
Inventory	(31,845)	(21,407)
Accrued expenses	4,903	-
Net cash used for operating activities	(117,366)	(93,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Machinery and equipment	(519)	-
Net cash used for financing activities	(519)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable - related party	6,670	-
Loans payable - third parties	50,000	-
Proceeds from issuance of common stock	2,500	77,907
Net cash provided by financing activities	59,170	77,907
Net decrease in cash and cash equivalents	(58,715)	(15,768)
Cash and cash equivalents at beginning of period	85,969	37,662
Cash and cash equivalents at end of period	$27,254	$21,894
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay related party debt	$1,133,097	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Notes to Unaudited Financial Statements

June 30, 2020

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

These unaudited interim financial statements, as of June 30, 2020, and for the six months ended June 30, 2020 and 2019, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2020. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities Exchange Commission.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of June 30, 2020, and December 31, 2019.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are no potential dilutive securities as of June 30, 2020 and 2019, and March 31, 2020 and 2019.

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

Common Stock Issued for Cash

During the six months ended June 30, 2020, the Company sold 125,000 shares of its common stock to a third party for $2,500 in cash, or $.02 per share.

5. STOCKHOLDER RECEIVABLE

At June 30, 2020, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

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

Six Months Ended June 30, 2020

During the six months ended June 30, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of June 30, 2020, the Company owed Astonia LLC $61 in accrued and unpaid interest.

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

Distribution Agreement

Effective January 1, 2019, Black Bird entered into a Distribution and Private Label Agreement (the “Distribution Agreement”) with Thoreauvian Product Services, LLC, a company controlled by two of the Company’s officers and directors, Fabian G. Deneault and Eric Newlan, relating to the Company’s licensed biopesticide product, MiteXstream (the “Private Label Product”). The Distribution Agreement has an initial term of 10 years and a single 10-year renewal term.

Under the Distribution Agreement, the Company has the exclusive right to distribute and sell the Private Label Product in the United States and Canada. In addition, the Company is required to pay a $20,000 exclusivity fee and to purchase $20,000 of the Private Label Product in conjunction with the signing of the Distribution Agreement and to purchase not less than $20,000 of the Private Label Product each year. In addition, the Company is required to pay all costs in excess of $20,000 associated with MiteXstream’s becoming approved by the U.S. EPA (and relevant states) as a pesticide. During the six months ended June 30, 2020, the Company paid a total of $4,121 in EPA-related costs.

8. LOANS PAYABLE - THIRD PARTIES

Convertible Promissory Notes

In April 2020, the Company obtained a total of $50,000 in loans from two third parties ($25,000 from each). In consideration of each loan, the Company issued a $25,000 face amount convertible promissory note that bears interest at 10% per annum, with principal and interest due in January 2021. Each such convertible promissory note may be converted into shares of Company common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020, until the due date of the notes. As of June 30, 2020, the Company had an unamortized debt discount of $23,324 related to the beneficial conversion feature that will be amortized over the remaining lives of the loans.

9. LOANS PAYABLE - RELATED PARTIES

Six Months Ended June 30, 2020

During the six months ended June 30, 2020, the Company entered into three separate debt forgiveness agreements with related parties:

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

During the six months ended June 30, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of June 30, 2020, the Company owed Astonia LLC $61 in accrued and unpaid interest.

The following table sets forth outstanding loans payable to related parties as of June 30, 2020, and December 31, 2019, respectively.

	Principal Amount Due		Accrued Interest Amount Due		Total Amount Due
Name of Lender	6/30/20	12/31/19	6/30/20	12/31/19	6/30/20	12/31/19
EFT Holdings, Inc.*	$-	$634,323	$-	$251,785	$-	$886,108
EF2T, Inc.	$-	$105,250	$-	$4,742	$-	$109,992
Astonia LLC	$6,670	$135,000	$61	$1,997	$6,731	$136,997

*	Until the Company’s acquisition of Black Bird, EFT Holdings, Inc. was its majority shareholder.

10. DISTRIBUTION AGREEMENTS

Tri-State Distributor

In March 2020, Black Bird entered into a regional development and distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of Black Bird’s products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute Black Bird’s products anywhere in the United States.

Las Vegas Distributor

In June 2020, Black Bird terminated its distribution agreement with its Las Vegas-based distributor, due to non-performance. Black Bird has entered into an informal agreement with Hope Botanicals, LLC with respect to its becoming a replacement for the terminated Las Vegas-based distributor.

11. REGULATION A OFFERING

In May 2020, the Company filed an Offering Statement on Form 1-A (File No. 254-11215) (the “Regulation A Offering”) with SEC with respect to 20,000,000 shares of common stock, which was qualified by the SEC on August 4, 2020.

12. SUBSEQUENT EVENTS

In August 2020, the Company sold a total of 5,000,000 shares of its common stock for a total of $200,000 in cash, under the Regulation A Offering.

Other

Management has evaluated subsequent events through August 19, 2020.

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

This Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of (1) our company, Digital Development Partners, Inc., for the six months ended June 30, 2020, including those of Black Bird, and (2) the historical financial results of Black Bird for the six months ended June 30, 2019.

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

Results of Operations

Six Months Ended June 30, 2020 (the “Current Period”), and Six Months Ended June 30, 2019 (the “Prior Period”). For the Current Period, our business operations generated revenues $35,874 (unaudited) in revenues from sales of our Grizzly Creek Naturals CBD products with cost of goods sold of $13,265 (unaudited), resulting in a gross profit of $22,609 (unaudited). For the Prior Period, we generated $4,840 (unaudited) in revenues with cost of goods sold of $12,346 (unaudited), resulting in a gross loss of $7,506 (unaudited).

During the Current Period, we incurred operating expenses of $127,697 (unaudited), with a net operating loss of $105,088 (unaudited). During the Prior Period, we incurred operating expenses of $64,762 (unaudited), resulting in a net operating loss of $72,268 (unaudited).

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

Regulation A Offering. In May 2020, our company filed an Offering Statement on Form 1-A (File No. 254-11215) (the “Regulation A Offering”) with SEC with respect to 20,000,000 shares of common stock, which was qualified by the SEC on August 4, 2020. As of the date hereof, we had sold a total of 5,000,000 shares of common stock for a total of $200,000 in cash, under the Regulation A Offering. There is no assurance that we will further derive any funds pursuant to the Regulation A Offering.

June 30, 2020. At June 30, 2020, our company had $27,254 (unaudited) in cash and working capital of $42,468 (unaudited), compared to $973 (audited) in cash and a working capital deficit of $1,140,795 (audited) at December 31, 2019. The significant change in our working capital position from December 31, 2019, to June 30, 2020, is attributable primarily to (1) the cancellation of $1,133,097 (unaudited) of debt in exchange for shares of our common stock, pursuant to three separate agreements with related parties and (2) Black Bird’s cash position of $85,969 at the time our acquisition of Black Bird.

During the Current Period, we obtained a loan in the amount of $6,670 (unaudited) from a related party with which to pay certain operating expenses, including $3,000 in fees of our former auditor.

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

Our company’s current cash position of approximately $60,000 is adequate for our company to maintain its present level of operations through the remainder 2020. However, we must obtain additional capital from third parties, including through our Regulation A offering (SEC File No. 024-11215) to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital, including through such Regulation A offering.

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

As of the quarter ended June 30, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we did not issue unregistered securities that have not been reported previously.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020
31.2	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020
32.1

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020

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

DIGITAL DEVELOPMENT PARTNERS, INC.

By:	/s/ Fabian G. Deneault	Dated: August 19, 2020
Fabian G. Deneault
President (Principal Executive Officer)

