Form 10-Q/A
period 2020-06-30
Digital Development Partners, Inc.
filed 2020-08-20
CIK 1409999

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 150,225,000 as of August 19, 2020.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amended Filing”) to Digital Development Partners, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed with the Securities and Exchange Commission on August 20, 2020 (the “Original Filing”), is to furnish Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB and Exhibit 101.PRE, which exhibits consist of the following financial statements from the Original Filing, formatted in XBRL (eXtensible Business Reporting Language):

–	Balance Sheets as of June 30, 2020 (unaudited), and December 31, 2019 (audited)

–	Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2020 and 2019

–	Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) for the Three and Six Months Ended June 30, 2020 and 2019

–	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2020 and 2019

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

_____________

* filed as part of the Original Filing.

+ furnished herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL DEVELOPMENT PARTNERS, INC.

By:	/s/ FABIAN G. DENEAULT	Dated: August 20, 2020
Fabian G. Deneault
President (Principal Executive Officer)

3