Form 10-Q
period 2020-09-30
Digital Development Partners, Inc.
filed 2020-11-23
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 158,975,000 as of November 17, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Balance Sheets

	9/30/20 (unaudited)	12/31/19 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,884	$973
Accounts receivable, less allowance of $4,461 at September 30, 2020	4,461	---
Inventory	39,370	---
Deposit	20,000	---
Total current assets	111,715	973
FIXED ASSETS
Machinery and equipment	520	---
Total fixed assets	520	---
TOTAL ASSETS	$112,235	$973

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$48,047	$267,195
Due to related party	6,917	---
Related-party note payable	6,670	874,573
Third-party notes payable, net of discount related to conversion feature of $13,329	36,671	---
Total current liabilities	98,305	1,141,768
TOTAL LIABILITIES	$98,305	$1,141,768

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 225,000,000 shares authorized, 155,225,000 and 85,970,665 shares issued and outstanding at September 30, 2020, and December 31, 2019, respectively	155,225	85,971
Stockholder receivable	(1,000)	---
Additional paid-in capital	8,909,901	7,488,946
Retained earnings (accumulated deficit)	(9,050,196)	(8,715,712)
Total stockholders’ equity	13,930	(1,140,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,235	$973

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Sales		$20,240		$11,122		$56,114		$15,962
Cost of goods sold		8,807		7,792		22,072		20,138
Gross profit (loss)		11,433		3,330		34,042		(4,176)
Expenses
Consulting services		149,909		19,500		189,208		32,000
Website expense		6,020		4,399		9,354		7,815
Legal and professional services		55,338		1,100		98,288		9,300
Product distribution and development costs		3,000		4,591		7,121		38,023
Beneficial conversion expense		9,997		---		16,661		---
General and administrative		14,455		10,831		45,784		18,045
Total expenses		238,719		40,421		366,416		105,183
Net operating loss		(227,286)		(37,091)		(332,374)		(109,359)
Other expense
Net other income (expense)		91		300		91		300
Interest expense		(2,140)		---		(2,201)		---
Total other income (expense)		(2,049)		300		(2,110)		300
Profit (loss) before taxes		(229,335)		(36,791)		(334,484)		(109,059)
Income tax expense		---		---		---		---
Net profit (loss)		$(229,335)		$(36,791)		$(334,484)		$(109,059)

Net profit (loss) per common share
Basic	$	(---)	$	(---)	$	(---)	$	(---)
Diluted	$	(---)	$	(---)	$	(---)	$	(---)
Weighted average number of common shares outstanding:
Basic		152,725,000		85,970,665		150,973,996		85,970,665
Diluted		163,106,208		85,970,665		154,451,262		85,970,665

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2020 (unaudited)

	Common Stock
	Shares	Amount	Stockholder Receivable	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2019	85,970,665	85,971	---	7,488,946	(8,715,712)	(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)	---	79,265	---	---
Stock issued for debt cancellation	23,294,335	23,294	---	1,109,803	---	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000	(1,000)	(4,055)	---	114,945
Inventory contributed to additional paid-in capital by related party	---	---	---	399	---	399
Stock issued for services	100,000	100	---	7,900	---	8,000
Net loss	---	---	---	---	(68,554)	(68,554)
Balance, March 31, 2020	150,100,000	$150,100	$(1,000)	$8,682,258	$(8,784,266)	$47,092
Stock issued for cash	125,000	125	---	2,375	---	2,500
Beneficial conversion related to convertible debt	---	---	---	29,990	---	29,990
Net loss	---	---	---	---	(36,595)	(36,595)
Balance, June 30, 2020	150,225,000	$150,225	$(1,000)	$8,714,623	$(8,820,861)	$42,987
Stock issued for cash	5,000,000	5,000	---	195,000	---	200,000
Inventory contributed to additional paid-in capital by related party	---	---	---	278	---	278
Net loss	---	---	---	---	(229,335)	(229,335)
Balance, September 30, 2020	155,225,000	$155,225	$(1,000)	$8,909,901	$(9,050,196)	$13,930

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2020 (unaudited)

(cont.)

	Common Stock
	Shares	Amount	Stockholder Receivable	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2018	85,970,665	85,971	---	7,488,946	(8,593,745)	(1,018,828)
Net loss	---	---	---	---	(29,416)	(29,416)
Balance, March 31, 2019	85,970,665	85,971	---	7,488,946	(8,623,161)	(1,048,244)
Net loss	---	---	---	---	(28,978)	(28,978)
Balance, June 30, 2019	85,970,665	85,971	---	7,488,946	(8,652,139)	(1,077,222)
Net loss	---	---	---	---	(30,856)	(30,856)
Balance, September 30, 2019	85,970,665	85,971	---	7,488,946	(8,682,995)	(1,108,078)

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(334,484)		$(109,059)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services		8,000		---
Account receivable		---		(8,922)
Non-cash beneficial conversion expense		16,661		---
Accrued interest		2,201		---
Inventory		(29,906)		(2,206)
Deposit		---		(20,000)
Accrued expenses		33,876		---
Net cash used for operating activities		(303,652)		(140,187)
CASH FLOWS FROM INVESTING ACTIVITIES
Machinery and equipment		(520)		---
Net cash used for financing activities		(520)		---
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable - related party		6,670		---
Loans payable - third parties		50,000		---
Proceeds from issuance of common stock		202,500		123,106
Advances from related party		6,917		---
Net cash provided by financing activities		266,087		123,106
Net increase (decrease) in cash and cash equivalents		(38,085)		17,081
Cash and cash equivalents at beginning of period		85,969		37,662
Cash and cash equivalents at end of period		$47,884		$20,581
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay related party debt		$1,133,097	$	---
Inventory contributed for capital		$677	$	---
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$	---	$	---
Interest expense	$	---	$	---

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Notes to Unaudited Financial Statements

September 30, 2020

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

These unaudited interim financial statements, as of September 30, 2020, and for the nine months ended September 30, 2020 and 2019, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2020. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities Exchange Commission.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had a working capital deficit as of December 31, 2019, and a small positive working capital position at September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of September 30, 2020, and December 31, 2019.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2020, there were potentially dilutive securities outstanding.

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

Common Stock Issued for Services

In March 2020, the Company issued 100,000 shares of common stock to two third-party consultants pursuant to a consulting agreement, which shares were valued at $.08 per share, or $8,000, in the aggregate. In addition to the issuance of such shares, the third-party consultants are to be paid $500 per month and a sales commission equal to 5% of sales made through Black Bird’s GrizzlyCreekNaturals.com website. The term of the consulting agreement expired September 30, 2020.

Common Stock Issued for Cash

During the nine months ended September 30, 2020, the Company sold 125,000 shares of its common stock to a third party for $2,500 in cash, or $.02 per share. Also during the nine months ended September 30, 2020, the Company sold a total of 5,000,000 shares of its common stock for a total of $200,000, or $.04 per share, in cash, under its Offering Statement on Form 1-A (File No. 254-11215) (the “Regulation A Offering”).

5.	STOCKHOLDER RECEIVABLE

At September 30, 2020, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

6.	AMENDMENT OF ARTICLES OF INCORPORATION

In January 2020, the Company filed a Certificate of Amendment to our Articles of Incorporation to change its corporate name to “Black Bird Potentials Inc.” In January 2020, application was made to FINRA for approval and implementation of the corporate name change. FINRA did not approve such filing, due to an extended passage of time from the Company’s initial filing and its being late in filing certain of its periodic reports. The Company intends to re-file for approval of the corporate name change action, at an as-yet undetermined time in the near future.

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

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, advances of $6,917 were received from EF2T, Inc. The amounts due EF2T, Inc. do not bear interest and are due on demand.

During the nine months ended September 30, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of September 30, 2020, the Company owed Astonia LLC $105 in accrued and unpaid interest.

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

Under the Distribution Agreement, the Company has the exclusive right to distribute and sell the Private Label Product in the United States and Canada. In addition, the Company is required to pay a $20,000 exclusivity fee and to purchase $20,000 of the Private Label Product in conjunction with the signing of the Distribution Agreement and to purchase not less than $20,000 of the Private Label Product each year. In addition, the Company is required to pay all costs in excess of $20,000 associated with MiteXstream’s becoming approved by the U.S. EPA (and relevant states) as a pesticide. During the nine months ended September 30, 2020, the Company paid a total of $6,000 in EPA-related costs.

8.	LOANS PAYABLE - THIRD PARTIES

Convertible Promissory Notes

In April 2020, the Company obtained a total of $50,000 in loans from two third parties ($25,000 from each). In consideration of each loan, the Company issued a $25,000 face amount convertible promissory note that bears interest at 10% per annum, with principal and interest due in January 2021. Each such convertible promissory note may be converted into shares of Company common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020, until the due date of the notes. As of September 30, 2020, the Company had an unamortized debt discount of $23,324 related to the beneficial conversion feature that will be amortized over the remaining lives of the loans.

9.	LOANS PAYABLE - RELATED PARTIES

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Company entered into three separate debt forgiveness agreements with related parties:

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

During the nine months ended September 30, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of September 30, 2020, the Company owed Astonia LLC $105 in accrued and unpaid interest.

The following table sets forth outstanding loans payable to related parties as of September 30, 2020, and December 31, 2019, respectively.

	Principal Amount Due			Accrued Interest Amount Due			Total Amount Due
Name of Lender	9/30/20		12/31/19	9/30/20		12/31/19	9/30/20		12/31/19
EFT Holdings, Inc.*	$	---	$634,323	$	---	$251,785	$	---	$886,108
EF2T, Inc.	$	---	$105,250	$	---	$4,742	$	---	$109,992
Astonia LLC		$6,670	$135,000		$105	$1,997		$6,775	$136,997

*	Until the Company’s acquisition of Black Bird, EFT Holdings, Inc. was its majority shareholder.

10.	DISTRIBUTION AGREEMENTS

Tri-State Distributor

In March 2020, Black Bird entered into a regional development and distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of Black Bird’s products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute Black Bird’s products anywhere in the United States.

Las Vegas Distributor

In June 2020, Black Bird terminated its distribution agreement with its Las Vegas-based distributor, due to non-performance. In July 2020, Black Bird entered into a distribution agreement with Hope Botanicals, LLC with respect to its becoming a replacement for the terminated Las Vegas-based distributor. Hope Botanicals has the right to distribute Black Bird’s products anywhere in the United States.

Montana Distributor

In September 2020, Black Bird entered into a distribution agreement with Raghorn Wholesale, who will focus on distribution of Black Bird’s products in Montana, Idaho and North Dakota. Raghorn has the right to distribute Black Bird’s products anywhere in the United States.

11.	REGULATION A OFFERING

In May 2020, the Company filed the Regulation A Offering with SEC with respect to 20,000,000 shares of common stock, which was qualified by the SEC on August 4, 2020. Through September 30, 2020, the Company sold a total of 5,000,000 shares of its common stock for a total of $200,000, or $.04 per share, in cash, under the Regulation A Offering.

12.	SUBSEQUENT EVENTS

In October 2020, the Company sold a total of 3,750,000 shares of its common stock for a total of $150,000, or $.04 per share, in cash, under the Regulation A Offering.

Other

Management has evaluated subsequent events through November 23, 2020.

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

To date, the COVID-19 pandemic has had a discernable short-term negative impact on the ability of our company to obtain capital needed to accelerate the development of our business.

With respect to our business operations, while our product sales have moderately increased since the initial impact of the COVID-19 pandemic due primarily to our recently introducing hand sanitizer gel and spray products, we believe the COVID-19 pandemic has had a discernable short-term negative impact on our product sales, inasmuch as we and our distributors have been limited in face-to-face sales meetings with respect to our products. We are unable to predict when such limitations will ease.

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

This Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of (1) our company, Digital Development Partners, Inc., for the nine months ended September 30, 2020, including those of Black Bird, and (2) the historical financial results of Black Bird for the nine months ended June 30, 2019.

Overview and Outlook

With the acquisition of Black Bird effective January 1, 2020, Black Bird’s operations became the operations of our company.

Founded in October 2018, Black Bird (a) manufactures and sells CBD products, including CBD Oils and CBD-infused personal care products, as well as hand sanitizer gel and spray products; (b) is a licensed grower of industrial hemp under the Montana Hemp Pilot Program; and (c) is the exclusive distributor in the U. S. and Canada for MiteXstream, a plant-based biopesticide effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee and house plants. EPA approval of MiteXstream is expected in late 2020, though sales of MiteXstream will not commence until EPA certification is achieved. In October 2020, we announced our company’s intention to construct an industrial hemp processing facility in Montana as the first project under our new Black Bird American Hemp division.

Principal Factors Affecting Our Financial Performance

Following our acquisition of Black Bird, our future operating results can be expected to be primarily affected by the following factors:

•	our ability to attract and retain customers for our Grizzly Creek Naturals, and other, products;
•	our ability to produce and sell hemp products;
•	our ability to maintain the value proposition of MiteXstream, once certified as a biopesticide, vis-a-vis other available pest control products; and
•	our ability to contain our operating costs.

As a result of our acquisition of Black Bird, we expect that our revenues will increase from quarter to quarter for the foreseeable future, beginning with the quarter ended September 30, 2020. We expect to incur operating losses through at least June 30, 2021, until sales volumes of our products increase significantly. Further, because of our current lack of capital and the current lack of brand name awareness of Grizzly Creek Naturals, we cannot predict the levels of our future revenues.

Based on informal testing done by, and discussions with, cannabis (marijuana and industrial hemp) cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. The impact of these operations is expected to arrive beginning in the first quarter of 2021.

Results of Operations

Nine Months Ended September 30, 2020 (the “Current Period”), and Nine Months Ended September 30, 2019 (the “Prior Period”). For the Current Period, our business operations generated revenues $56,114 (unaudited) in revenues from sales of our Grizzly Creek Naturals products with cost of goods sold of $22,072 (unaudited), resulting in a gross profit of $34,042 (unaudited). For the Prior Period, we generated $15,962 (unaudited) in revenues with cost of goods sold of $20,138 (unaudited), resulting in a gross loss of $4,176 (unaudited).

During the Current Period, we incurred operating expenses of $366,416 (unaudited), with a net operating loss of $332,374 (unaudited). During the Prior Period, we incurred operating expenses of $105,183 (unaudited), resulting in a net operating loss of $109,359 (unaudited).

We expect that our revenues will increase from quarter to quarter for the foreseeable future. We expect to incur operating losses through at least June 30, 2021, until sales volumes of our products increase significantly. Further, because of our current lack of capital and the current lack of brand name awareness of Grizzly Creek Naturals, we cannot predict the levels of our future revenues.

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

In July 2020, we intend to begin sales of CBD gummies under the “Glacier Gummies”, on a private-label basis. We cannot assure you that we be successful financially in these efforts.

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

Hand Sanitizer. In April 2020, we began to manufacture and sell our Grizzly Creek Naturals hand sanitizer gel and spray products (without CBD) to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020. Since their introduction, demand for our hand sanitizer products has exceeded our ability to produce these products. The primary hindrance to our ability to produce enough hand sanitizer products has been a scarcity of plastic bottles, pumps and caps available to us, which is attributable to the COVID-19 pandemic. We expect this scarcity of plastic bottles, pumps and caps to continue to abate during the fourth quarter of 2020, but no assurance can be made in this regard.

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

Regulation A Offering. In May 2020, our company filed an Offering Statement on Form 1-A (File No. 254-11215) (the “Regulation A Offering”) with SEC with respect to 20,000,000 shares of common stock, which was qualified by the SEC on August 4, 2020. Through the date hereof, we had sold a total of 8,750,000 shares of common stock for a total of $350,000 in cash, under the Regulation A Offering. There is no assurance that we will further derive any funds pursuant to the Regulation A Offering.

September 30, 2020. At September 30, 2020, our company had $47,884 (unaudited) in cash and working capital of $13,410 (unaudited), compared to $973 (audited) in cash and a working capital deficit of $1,140,795 (audited) at December 31, 2019. The significant change in our working capital position from December 31, 2019, to September 30, 2020, is attributable primarily to (1) the cancellation of $1,133,097 (unaudited) of debt in exchange for shares of our common stock, pursuant to three separate agreements with related parties and (2) Black Bird’s cash position of $85,969 at the time our acquisition of Black Bird.

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

Our company’s current cash position of approximately $45,000 is adequate for our company to maintain its present level of operations through the remainder 2020. However, we must obtain additional capital from third parties, including through the Regulation A Offering, to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital, including through such Regulation A offering.

Inflation and Seasonality

The Company does not believe that inflation or seasonality will significantly affect its results of operation.

Off Balance Sheet Arrangements

As of December 31, 2019, and September 30, 2020, there were no off-balance sheet arrangements. During the nine months ended September 30, 2020, we entered into operating leases for two facilities.

Contractual Obligations

To date, we have entered into a single long-term lease obligation that require us to make monthly payments of $1,500 through 2025.

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

As of the quarter ended September 30, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we issued unregistered securities, as follows:

1. (a) Securities Sold. A total of 5,000,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to GPL Ventures, LLC (2,500,000 shares) and Tri-Bridge Ventures, LLC (2,500,000 shares). (c) Consideration. Such shares of common stock were issued for cash at $0.04 per shares, or $200,000, in the aggregate. (d) Exemption from Registration Claimed. These securities were issued pursuant to Regulation A under the Securities Act of 1933, as amended.

Subsequent to September 30, 2020, we issued unregistered securities, as follows:

2. (a) Securities Sold. 2,500,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to GPL Ventures, LLC. (c) Consideration. Such shares of common stock were issued for cash at $0.04 per shares, or $100,000, in the aggregate. (d) Exemption from Registration Claimed. These securities were issued pursuant to Regulation A under the Securities Act of 1933, as amended.

3. (a) Securities Sold. 1,250,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Quick Capital, LLC. (c) Consideration. Such shares of common stock were issued for cash at $0.04 per shares, or $50,000, in the aggregate. (d) Exemption from Registration Claimed. These securities were issued pursuant to Regulation A under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020
31.2	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020
32.1

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020

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

DIGITAL DEVELOPMENT PARTNERS, INC.

By:	/s/ FABIAN G. DENEAULT	Dated: November 23, 2020
Fabian G. Deneault
President (Principal Executive Officer)

