Form 10-K
period 2020-12-31
Digital Development Partners, Inc.
filed 2021-04-15
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Accelerated filer	☐	Smaller reporting company	☒
Large accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 26, 2020 (the last trading day prior to June 30, 2020), of $0.0606) is $1,672,560.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 171,775,000 as of April 14, 2021.

Documents Incorporated by Reference

None

DIGITAL DEVELOPMENT PARTNERS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2020

Items in Form 10-K

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

PART I

Item 1. Business

In this Annual Report, “we,” “us” and “our” refer to Digital Development Partners, Inc., including its wholly-owned subsidiaries, Black Bird Potentials Inc., a Wyoming corporation (“Black Bird”), Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”), and Black Bird Hemp Manager, LLC, a Montana limited liability company.

Preliminary Statements Regarding the COVID-19 Pandemic

As of the date of this Annual Report, there exist significant uncertainties regarding the current novel Coronavirus (COVID-19) pandemic, including the scope of health issues, the possible duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause.

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

In light of these uncertainties, for purposes of the discussion below, except where otherwise indicated, the descriptions of our business and our strategies, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto.

Our Company After Acquiring Black Bird Potentials Inc.

With the January 2020 acquisition of Black Bird Potentials Inc., our company emerged from its long-standing status as a “shell company.” Our Board of Directors has adopted the business plan of Black Bird and our company’s ongoing operations now include those of Black Bird. The following sets forth information regarding our company that reflects these changes.

Corporate Name Change

In January 2020, holders of approximately 68% of our common stock, acting by written consent in lieu of a meeting, approved a change of our corporate name from Digital Development Partners, Inc. to “Black Bird Potentials Inc.” In January 2020, we filed the Certificate of Amendment to our Articles of Incorporation that is to effect this corporate action and submitted such filing to FINRA for approval thereof. FINRA did not approve such filing, due to an extended passage of time from our initial filing and our being late in filing certain of our periodic reports. In April 2021, our Board of Directors determined not to pursue this name change, in favor of a corporate name change to “Black Bird Biotech Corp.” Thereafter, holders of approximately 58.32% of our common stock, acting by written consent in lieu of a meeting, approved such corporate name change. Prior to the end of April 2021, we intend to file a Certificate of Amendment to our Articles of Incorporation that is to effect this corporate action and submit such filing to FINRA for approval thereof.

History of Our Company

We were incorporated in the State of Nevada in 2006 under the name “Cyprium Resources Inc.”, which was changed in August 2009 to “Digital Development Partners, Inc.” Through 2014, our company was involved, first, in the mining industry and, then, in the communications industry. From 2015 until the January 2020 acquisition of Black Bird, our company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. In January 2020, we filed a Certificate of Amendment to our Articles of Incorporation to effect a corporate name change to “Black Bird Potentials Inc.” and submitted such filing to FINRA for approval thereof. FINRA did not approve such filing, due to an extended passage of time from our initial filing and our being late in filing certain of our periodic reports. In April 2021, our Board of Directors determined not to pursue this name change, in favor of a corporate name change to “Black Bird Biotech Corp.” Thereafter, holders of approximately 58.32% of our common stock, acting by written consent in lieu of a meeting, approved such corporate name change. Prior to the end of April 2021, we intend to file a Certificate of Amendment to our Articles of Incorporation that is to effect this corporate action and submit such filing to FINRA for approval thereof.

Business Overview

Black Bird is the exclusive worldwide manufacturer and distributor of MiteXstream, an EPA-registered plant-based biopesticide effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee, and house plants, as well as molds and mildew. Also through Black Bird, we manufacture and sell CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, as well as hand sanitizer gel and spray products, under the Grizzly Creek Naturals brand name. In addition, Black Bird is a licensed grower of industrial hemp under the Montana Hemp Pilot Program and has established “Black Bird American Hemp” as the brand name under which these efforts will be conducted.

Our corporate website is located at: www.digitaldevelopmentpartners.com. No information found on our company’s website is part of this Annual Report.

MiteXstream

Worldwide Exclusivity. Pursuant to a February 2021 Manufacturing, Sales and Distribution License Agreement (the “New MiteXstream Agreement”) with Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of our directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan, Black Bird possesses the exclusive rights, even as to Touchstone, to manufacture, sell and distribute MiteXstream, an EPA-registered biopesticide (EPA Reg. No. 95366-1). The exclusivity granted would be reduced to a status of non-exclusivity, should we fail to manufacture at least 2,500 gallons of concentrate in any year during the term of the New MiteXstream Agreement; provided, however, that such minimum required is deemed to have been satisfied through December 31, 2022. We are required to pay Touchstone a royalty of $10 per gallon of MiteXstream manufactured by us or by any sublicensee of ours. For no further consideration, we were granted the rights to use the “MiteXstream” trademark and the “Harnessing the Power of Water” trademark.

The New MiteXstream Agreement replaced a prior similar agreement with Touchstone (the “Original MiteXstream Agreement”) and served to expand Black Bird’s rights with respect to MiteXstream. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

	New MiteXstream Agreement	Original MiteXstream Agreement
Term	December 31, 2080	Initial terms of 10 years, with one 10-year renewal term
Territory	Worldwide Exclusive (1)	United States and Canada
Royalty	$10.00 per gallon manufactured	Effective royalty of an estimated $50 per gallon
Minimums	2,500 gallons of concentrate manufactured per year (2)	$20,000 of product per year
Sublicensing	Right to sublicense granted	No right to sublicense
Trademarks	For no extra consideration, rights granted to use “MiteXstream” and “Harnessing the Power of Water”	For no extra consideration, rights granted to use “MiteXstream”

(1)	Exclusivity ends and becomes non-exclusive, if the minimum of 2,500 gallons per year is not met.
(2)	The minimum (2,500 gallons per year) is deemed to have been satisfied through December 31, 2022.

The disinterested Directors of our Company approved the New MiteXstream Agreement.

Approval as Biopesticide. Effective December 16, 2020, MiteXstream was approved as a biopesticide by the U.S. Environmental Protection Agency (EPA Reg. No. 95366-1). We have begun to seek approval for use of MiteXstream in the various states; the state approval process takes between one and eight months, variously. To date, MiteXstream is approved for sale in Nevada. Until we obtain the required pesticide certification in a state, we will not sell any MiteXstream in that state. In addition, we intend to seek approval of MiteXstream in countries around the world, although no specific time for such actions has been set.

Sales and Distribution. We have begun to market MiteXstream through channels known to our management. However, it is our intention to secure a small number of established distributors through which to sell MiteXstream in the United States. There is no assurance we will be successful in these efforts.

In March 2021, we entered into a distribution agreement with IFC Fulfillment Company (“IFC”), a Los Angeles-based export firm, whereby IFC was appointed the exclusive distributor for MiteXstream in China, Hong Kong and Taiwan. Our Director, Jack Jie Qin, a Company director, facilitated the signing of the IFC Agreement. As of the date of this Annual Report, IFC has not made a sale of MiteXstream.

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

Montana Pesticide Testing Standard

Analyte	Montana Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)	Analyte	Montana Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)
Abamectin	500	0	Imidacloprid	400	0
Acequinocy	2000	0	Myclobutanil	200	0
Bifenazate	200	0	Paclobutrazol	400	0
Bifenthrin	200	0	Pyrethrin I	1000	0
Chlormequat Chloride	1000	0	Spinosyn A	200	0
Cyfluthrin	1000	0	Spinosyn D	200	0
Daminozide	1000	0	Spiromefesin	200	0
Etoxazole	200	0	Spirotetramat	200	0
Fenoxycarb	200	0	Trifloxystrobin	200	0
Imazalil	200	0

Oregon Pesticide Testing Standard

Analyte	Oregon Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)	Analyte	Oregon Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)
Abamectin	0	0	Clofentezine	200	0
Acequinocy	0	0	Cypermethrin	1000	0
Bifenazate	0	0	Diazinon	200	0
Bifenthrin	0	0	Dichlorvos	100	0
Chlormequat Chloride	0	0	Dimethoate	200	0
Cyfluthrin	0	0	Etofenprox	400	0
Daminozide	0	0	Fenpyroximate	400	0
Etoxazole	0	0	Fipronil	400	0
Fenoxycarb	0	0	Flonicamid	1000	0
Imazalil	0	0	Fludioxonil	400	0
Imidacloprid	0	0	Hexythiazox	1000	0
Myclobutanil	0	0	Kresoxym-methyl	400	0
Paclobutrazol	0	0	Malathion	200	0
Pyrethrin I	0	0	Metalaxyl	200	0
Spinosyn A	0	0	Methiocarb	200	0
Spinosyn D	0	0	Methomyl	400	0
Spiromefesin	0	0	Oxamyl	1000	0
Spirotetramat	0	0	Permethrins	200	1*
Trifloxystrobin	0	0	Phosmet	200	0
Acephate	0	0	Piperonyl Butoxide	2000	0
Acetamiprid	0	0	Prallethrin	200	0
Aldicarb	0	0	Propiconazole	400	0
Azoxystrobin	0	0	Pyridaben	200	0
Boscalid	0	0	Spiroxamine	400	0
Carbaryl	0	0	Tebuconazole	400	0
Carbofuran	0	0	Thiacloprid	200	0
Chloantraniliprole	0	0	Thiamethoxam	200	0
Chlorpyrifos	0	0

* Noted in the report of Stillwater Labs as possible ambient environmental contamination.

Competition. The pesticide industry is characterized by severe competition, evolving industry standards, evolving business and distribution models, price cutting, with resulting downward pressure on gross margins, and price sensitivity on the part of customers. Many of our competitors possess substantially greater resources, financial and otherwise, than does our company. In addition, MiteXstream lacks name recognition. Our future success will depend on our ability to gain product name recognition and customer loyalty, as well as our being able to anticipate and respond to emerging standards and other unforeseen changes. If we fail to satisfy such standards of operation, our operating results could suffer. Further, intra-industry consolidations may result in stronger competitors and may, therefore, also harm our future results of operations. There is no assurance that we will ever overcome these challenges.

Regulation. Field testing, production and marketing of pesticide products are regulated by federal, state, local and foreign governments. The EPA regulates pesticides in the U.S. under the Federal Insecticide, Fungicide and Rodenticide Act, as amended (“FIFRA”). Pesticides also are regulated by the states. MiteXstream is registered under FIFRA and, prior to sale in any state, will be approved by such state.

CBD Products – Grizzly Creek Naturals

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

In July 2020, we began sales of CBD gummies on a private-label basis.

Other Products. In April 2020, we began sales of our Grizzly Creek Naturals hand sanitizer to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020.

Hand Sanitizer. In April 2020, we began to manufacture and sell our Grizzly Creek Naturals hand sanitizer gel and spray products (without CBD) to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020. As further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section hereof, since their introduction, demand for our hand sanitizer products has exceeded our ability to produce these products. The primary hindrance to our ability to produce enough hand sanitizer products has been a scarcity of plastic bottles, pumps and caps available to us, which is attributable to the COVID-19 pandemic. We expect this scarcity of plastic bottles, pumps and caps to abate during the third and fourth quarters of 2020, but no assurance can be made in this regard.

Products for Animals. In August 2020, we introduced CBD products for dogs under our Grizzly Creek Naturals brand name.

Distribution.

In-House Distribution. Since it began to manufacture and sell its CBD products in mid-2019, Black Bird has self-distributed its products. In December 2020, these distribution efforts we formalized with the formation of a new distribution subsidiary, Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”). Big Sky American currently distributes the Grizzly Creek Naturals products to approximately 50 retail locations in Western Montana. In December 2020, Big Sky American entered into an asset purchase agreement (the “Big Sky APA”), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash. These assets became available for purchase, due their owner’s determination to terminate its distribution business in such locations. The closing of under the Big Sky APA occurred in February 2021.

Website. We sell our products to consumers through our website: www.grizzlycreeknaturals.com.

Third-Party Distributors. Since the third quarter of 2019, Black Bird has entered into separate distribution agreements with four distributors. During the third quarter of 2019, Black Bird entered into a distribution agreement with CBD INC Limited Liability Partnership (the “Initial Nevada Distributor”). The Initial Nevada Distributor’s initial purchase of our products was approximately $8,900 which remains unpaid; no further purchases were made. Effective July 1, 2020, we terminated the agreement with the Initial Nevada Distributor, due to non-payment of sums due and to its failure to pursue the distribution of our products with reasonable commercial effort. In conjunction with our terminating the Initial Nevada Distributor, we entered into a letter agreement with Las Vegas-based Hope Botanicals LLC (the “Hope Distributor”), with respect to its selling our products primarily in the Las Vegas area. Hope Distributor has taken over the retail premises of the Initial Nevada Distributor and is actively pursuing sales of our products.

In March 2020, Black Bird entered into a Regional Development and Distribution Agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of our products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute Black Bird’s products anywhere in the United States. Due to existing COVID-19-related restrictions during 2020, the Tri-State Distributor did not purchase any products from us. We are unable to estimate our total 2021 sales to Tri-State Distributor.

In May 2020, we began to distribute our hand sanitizer products through Raghorn Wholesale, LLC (“Raghorn”), a Montana-based distributor of consumer products to approximately 1,000 retail locations in Montana, North Dakota, Idaho and Washington. In July 2020, Black Bird and Raghorn entered into a written distribution agreement. Raghorn has become our largest customer. Through the date of this Annual Report, Raghorn has purchased approximately $30,000 of our hand sanitizer products. Raghorn does not distribute our Grizzly Creek Naturals CBD products. Raghorn is the party from which Big Sky American purchased the distribution assets under the Big Sky APA.

Each of our distributors has the right to distribute our products anywhere in the United States.

We continue to seek additional distributors who are able to demonstrate, to our management’s satisfaction, an ability to develop robust sales for our Grizzly Creek Naturals CBD products.

Perceived Benefits of CBD. The current growth in sales of CBD products is primarily due to perceived benefits expressed by those who have used CBD products. While our company does not make any claims as to the effectiveness or potential benefits of CBD, the following perceived benefits expressed by those who have used CBD products include, among others:

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

Hand Sanitizer. With the onset of the COVID-19 pandemic, sales of hand sanitizer products skyrocketed and numerous companies became first-time participants in this market segment. Currently, there is intense competition for raw materials with which to manufacture and package hand sanitizer products, in response to COVID-19-related end-user, both consumer and business, demand.

To date, while we have been able to sell substantially all of the hand sanitizer products produced by us, our operations have been impeded by our inability to obtain larger supplies of needed plastic bottles, pumps and caps. There is no assurance that we will successfully overcome the intense competition for needed raw materials, in the near term. Further, there no assurance that we will continue to compete successfully for customers for our hand sanitizer products.

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

Hemp-Related Activities

We have formed a division of our company that focuses on hemp-related business opportunities under the “Black Bird American Hemp” brand name. Black Bird American Hemp currently seeks to develop industrial hemp processing operations in the State of Montana. In this regard, while Black Bird is a licensed hemp grower in Montana under the Montana Hemp Pilot Program, it is not contemplated that Black Bird will, itself, become a significant grower of hemp.

Hemp Industry Background. Hemp, or “industrial hemp”, is a variety of the Cannabis sativa plant species that is grown specifically for the industrial uses of its derived products. In fact, hemp has been found to be useful as a crop, providing many associated products for over 10,000 years, including biodegradable plastics, “hemp-crete,” insulation, paper, textiles, paint, biofuel, food and animal feed.

The road to development of industrial hemp in the United States has not been smooth. Famous early Americans, such as George Washington and Thomas Jefferson, among others, were known to grow hemp and its use in making paper was widespread during colonial times. Throughout the 19th Century, industrial hemp served as a significant cash crop. In the 20th Century, industrial hemp became associated with the use of marijuana, due to the fact that both belong to the Cannabis Sativa species, and was effectively outlawed.

It was not until the passage of the Farm Bill of 2014, followed by the Farm Bill of 2018, that Congress finally disassociated industrial hemp and marijuana and removed both CBD and hemp from the Class I controlled substance category of the Controlled Substance Act. Industrial hemp contains, by definition, a maximum of 0.3% of the psychoactive substance, tetrahydrocannabinol (THC).

Like many states, Montana has adopted a Hemp Pilot Program (the “Montana Program”) for farmers in Montana, pursuant to the requirements set forth in the Farm Bill of 2018. The Montana Program requires hemp growers to obtain a yearly permit for growing industrial hemp, subject to compliance with the Rules and Regulations of the Department of Agriculture of Montana.

For 2020, approximately 40,000 acres of licensed hemp were cultivated in Montana and a total of approximately 465,000 acres of licensed hemp was cultivated in the United States, which acreage totals are expected to increase in each of the next several years. According to New Frontier Data, hemp-related revenues in the U.S. for 2020 will be approximately $5.9 billion.

The passage of the Farm Bill of 2018 removed hemp and all of its derivatives from the Controlled Substances Act, thereby reviving hemp production and processing as viable businesses in the United States for companies seeking to meet the now-growing demand for hemp products, hemp-derived CBD and hemp consumer packaged goods.

The Hemp Business Journal estimated that the U.S. hemp industry will grow to at least $1.9 billion by 2022, with an estimated 14.4% annual rate of growth. According to a 2019 report by Research and Markets, the global industrial hemp market size is anticipated to reach $10.6 billion by 2025.

Currently, the majority of hemp products sold in the U.S., such as hemp foods, healthcare products, textiles and building materials, are imported from other countries, especially China and many European countries. However, as domestic restrictions continue to ease, U.S. companies are acquiring, and are expected to continue to acquire, a greater percentage of the hemp product market, both in the U.S. and internationally. The Company believes that American grown and processed hemp products will continue to gain market share in future years.

We believe that there is a shortage of hemp processing capacity in the United States, in general, and in the State of Montana, in particular.

Hemp Processing. The processing of industrial hemp involves the mechanical stripping of the hemp stalk, which range in length from four to twelve or more feet, separating the tough woody interior, the “hurd,” from the softer fibrous exterior of the stalk, the “bast” material, which is the cellulosic fibers found in the phloem of the stalk. We are attempting to establish a hemp processing facility in Montana that will utilize only mechanical processing techniques without the application of chemicals.

Proposed Hemp Processing Facility. Should we obtain adequate funds, we intend to establish a small hemp processing facility in Montana capable of processing approximately 1,000 acres of hemp on an annual basis. There is no assurance that we will ever possess sufficient funds with which to establish the proposed hemp processing facility.

Design and Construction. We have retained the professional services of Ag Processing Solutions, Inc. (“AgPro”), a Great Falls, Montana, engineering firm. AgPro is to assist us in the selection of the location of the proposed hemp processing facility, the specifications for the equipment to be utilized therein and the purchase of the equipment. In addition, AgPro would monitor the construction of the infrastructure and installation of the equipment associated with the proposed hemp processing facility.

Location. We have not yet selected a location for the proposed hemp processing facility.

Source of Processing Material. Black Bird American Hemp would acquire hemp to process from farmers, directly. This will be accomplished by purchase of harvested crops, contracting for purchase of crops prior to the planting season or any time up to harvest. Black Bird American Hemp may contract with farmers for the farmers to plant and deliver harvested crops at an established price or at market. Black Bird American Hemp may contract with farmers to provide the farmer with seed for planting, participate in crop costs during the growing period and agree to pay a predetermined price for a crop at the time of harvest. Black Bird American Hemp may, in addition, offer hemp processing services for a fee based on a weight-of-product-processed basis and may include with such services short or intermediate-term hemp storage.

Montana Licensing Requirements. To commence operations at the proposed hemp processing facility, Black Bird American Hemp will be required to obtain a hemp processor license, a hemp grower license and a commodity dealer license from the State of Montana, in addition to certain licenses from the local jurisdiction in which the proposed hemp processing facility will be located.

Products. Should the proposed hemp processing facility commence operations, Black Bird American Hemp intends to sell, for its own account or for processing customers’ accounts, the products derived from the proposed hemp processing facility’s operations, including, without limitation, bast, hurd, hemp oil, hemp seeds and hemp hearts. The potential applications and, thus, target markets for Black Bird American Hemp’s products include the following, among many others:

•

Bast is the fiber collected from the phloem (the “inner bark” or “skin”) or bast surrounding the stem of the hemp plant. The bast fiber is used in many forms of textiles and in the manufacture of many industrial products, including bioplastics and insulation, both as batt insulation and blown-in insulation. Black Bird American Hemp intends to focus its sales efforts on potential industrial applications.

•

Hurd is the woody chips within the inner core of the hemp stock. Hurd is used to manufacture paper products and certain building materials, such as “hemp-crete” and fiber board, as an oil absorbent and for animal bedding. Black Bird American Hemp intends to focus its sales efforts on building materials and animal bedding.

•

Hemp Flower is the source for hemp seeds and hemp oil, from which CBD is able to be extracted. Black Bird American Hemp intends to focus on sales of the hemp heart, the protein-dense “nut” within the hemp seed.

Competition. Black Bird American Hemp will face competition from other hemp processors, some of which can be expected to have longer operating histories and stronger financial resources and experience than Black Bird American Hemp. If Black Bird American Hemp is not successful in competing effectively, our company could experience an adverse affect on our financial condition and results of operations.

In order to be competitive, Black Bird American Hemp will be required to implement effective marketing, sales and support strategies. Black Bird American Hemp may not be able to retain the services of sufficient expertise in marketing, sales and support efforts, to the detriment of our company’s overall business, financial condition, results of operations and market share. There is no assurance Black Bird American Hemp will successfully compete in its markets.

Sales and Distribution. Black Bird American Hemp will market hemp products directly to end-users of such products and will seek distributors who are able to demonstrate an ability to develop robust sales of Black Bird American Hemp’s products.

Governmental Regulations.

In General. The Farm Bill of 2018 removed hemp and all of its derivatives from the Controlled Substances Act. However, state or local governments can, and do, impose limitations.

In Montana. To commence operations at the proposed hemp processing facility, Black Bird American Hemp will be required to obtain a hemp processor license, a hemp grower license and a commodity dealer license from the State of Montana, in addition to certain licenses from the local jurisdiction in which the proposed hemp processing facility will be located.

Recent Development. Recently, the Drug Enforcement Agency (DEA) published an Interim Final Rule (“IFR”) that could be disruptive to United States hemp processors. The IFR can be interpreted to declare that, for a short period of time in the processing cycle, there occurs a concentration of THC in excess of the 0.3% limitation, resulting in the whole product becoming a controlled substance, even though the process would result in no product with THC in excess of the 0.3 % limitation. A lawsuit has been instigated by the Hemp Industries Association, to block the effect of such IFR, as it appears to be an illegal extension of the authority of the DEA and contrary to the Farm Bill of 2018, the bill legalizing industrial hemp. If the IFR is upheld by the courts, it could have a damaging effect on Black Bird American Hemp’s ability to process hemp and carry on the intended business.

Environmental Laws. Black Bird American Hemp intends to operate the proposed hemp processing facility in compliance with all applicable federal, state and local environmental regulations. If Black Bird American Hemp should fail to comply with applicable environmental laws and regulations, it is possible that a governmental enforcement action could result in the restricting or ceasing of its then-existing operations, if any. Any such situation could result in our company’s being required to take measures that would require capital expenditures, installation of new equipment or other corrective actions. In addition, our company could be required to pay for any losses or damage due to Black Bird American Hemp’s operations and/or be required to pay civil or criminal fines or penalties imposed for violations of any such laws or regulations.

Insurance

We have not yet purchased product liability or other insurance. However, our management intends to secure a commercially reasonable product liability insurance policy in April 2021.

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

Trademarks. We are the owner of the “Grizzly Creek Naturals” and “Black Bird American Hemp” trademarks and have the right to the use of the “MiteXstream” trademark. In addition, we have the right to use the “Harnessing the Power of Water” trademark, in associated with MiteXstream. It is intended that, in the near future, filings for the registration of these trademarks with the U.S. Patent and Trademark Office will be made.

Employees

We currently have two employees, in addition to our current executive officers. Upon our obtaining adequate funding, we expect that we would hire a small number of additional employees. We have used, and, in the future, expect to use, the services of certain outside consultants and advisors as needed on a consulting basis.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

From 2014 through May 2020, our current Director and former CEO, Jack Jie Qin, provided office space to our company at no cost.

The following sets forth the leased facilities maintained by us as of the date of this Annual Report:

Address	Description	Use	Yearly Rent	Expiration Date
3505 Yucca Drive Suite 115 Flower Mound, TX 75028	Corporate Office (160 sq. ft.)	Administrative	$7,200	March 2022

60600 US Highway 93 Ronan, Montana 59864	Warehouse (1,000 sq. ft.)	Manufacturing	$18,000	December 2025

We own no real property.

Item 3. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Market Information

Our common stock is quoted in the over-the-counter market under the symbol “DGDM” in the OTC Pink marketplace of OTC Link. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On April 13, 2021, the closing sale price on the OCT Pink marketplace for our common stock was $0.032.

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

Holders of Our Common Stock

As of April 14, 2021, we had 171,775,000 outstanding shares of common stock and 61 shareholders of record.

As of April 14, 2021, 24,780,665 shares of our common stock were freely tradable. The remaining outstanding shares, 146,994,335 shares, are not free-trading shares and will not be eligible for sale pursuant to Rule 144 of the SEC, until the third quarter of 2021, at the earliest.

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

Recent Sales of Unregistered Securities

We have issued the following unregistered securities that have not been previously reported:

1. (a) Securities Sold. 4,450,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to GPL Ventures, LLC. (c) Consideration. Such shares of common stock were issued for cash at $0.04 per shares, or $178,000, in the aggregate. (d) Exemption from Registration Claimed. These securities were issued pursuant to Regulation A under the Securities Act of 1933, as amended.

2. (a) Securities Sold. A total of 1,500,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Matthew Goldman (1,000,000 shares) and Olivier Darceaux (500,000 shares). (c) Consideration. Such shares of common stock were issued in payment of consulting services pursuant to separate consulting agreements and were valued at $.01 per share, or $15,000, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

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

4. (a) Securities Sold. A total of 1,750,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to GS Capital Partners, LLC. (c) Consideration. Such shares of common stock were issued for cash at $0.04 per shares, or $70,000, in the aggregate. (d) Exemption from Registration Claimed. These securities were issued pursuant to Regulation A under the Securities Act of 1933, as amended.

5. (a) Securities Sold. Effective February 17, 2021, we issued a $43,500 face amount convertible promissory note to Power UP Lending Group Ltd., which convertible promissory note bears interest at 12% per annum, with principal and interest due February 17, 2022. We have the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. (b) Underwriter or Other Purchasers. Such convertible promissory note was issued to Power Up Lending Group Ltd. (c) Consideration. Such convertible promissory note was issued in consideration of a cash loan of $43,500. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof. (e) Terms of Conversion or Exercise. Such convertible promissory note may be converted into shares of our common stock at a conversion price equal to the lower of 61% of the market price of our common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after August 17, 2021.

6. (a) Securities Sold. 1,250,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to GW Holdings, LLC. (c) Consideration. Such shares of common stock were issued for cash at $0.04 per shares, or $50,000, in the aggregate. (d) Exemption from Registration Claimed. These securities were issued pursuant to Regulation A under the Securities Act of 1933, as amended.

7. (a) Securities Sold. 625,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to AES Capital Management, LLC. (c) Consideration. Such shares of common stock were issued for cash at $0.04 per shares, or $25,000, in the aggregate. (d) Exemption from Registration Claimed. These securities were issued pursuant to Regulation A under the Securities Act of 1933, as amended.

8. (a) Securities Sold. A total of 150,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Leonard Tucker, LLC. (c) Consideration. Such shares of common stock were issued in payment of consulting services pursuant to a consulting agreement and were valued at $6,880, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

9. (a) Securities Sold. 450,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Milestone Management Services, LLC. (c) Consideration. Such shares of common stock were issued in payment of consulting services pursuant to a consulting agreement and were valued at $13,500, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effects of COVID-19

As of the date of this Annual Report, there remain significant uncertainties regarding the current novel Coronavirus (COVID-19) pandemic, including the scope of health issues, the possible duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause in the future.

To date, the COVID-19 pandemic has had a discernable short-term negative impact on the ability of our company to obtain capital needed to accelerate the development of our business.

With respect to our business operations, while our product sales have increased moderately since the initial impact of the COVID-19 pandemic due primarily to our recently introducing hand sanitizer gel and spray products, we believe the COVID-19 pandemic has had a discernable short-term negative impact on our product sales, inasmuch as we and our distributors have been limited in face-to-face sales meetings with respect to our products. We are unable to predict when such limitations will ease.

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

In light of these uncertainties, for purposes of the discussion below, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto.

Basis of Presentation

Our company was a “shell company” from 2014 through all of 2019. Effective January 1, 2020, we acquired Black Bird Potentials Inc. (“Black Bird”), in a transaction accounted for as a “reverse merger”.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of (1) our company, Digital Development Partners, Inc., for the year ended December 31, 2020, including those of Black Bird, and December 31, 2019, and (2) the historical financial results of Black Bird for the year ended December 31, 2019.

In addition, this section presents information concerning Black Bird for the periods and as of the dates indicated. This information includes Black Bird’s financial results, as well as narrative descriptions thereof. In addition, where appropriate, this section presents pro forma financial information, which assumes our company’s acquisition of Black Bird had occurred on certain prior dates, as indicated.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes, beginning on page F-1 of this Annual Report.

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties. We assume no obligation to update any of the forward-looking statements included herein.

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

Black Bird is the exclusive worldwide manufacturer and distributor of MiteXstream, an EPA-registered plant-based biopesticide effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee, and house plants, as well as molds and mildew. Through Black Bird, we manufacture and sell CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, as well as hand sanitizer gel and spray products, under the Grizzly Creek Naturals brand name. In addition, Black Bird is a licensed grower of industrial hemp under the Montana Hemp Pilot Program and has established “Black Bird American Hemp” as the brand name under which these efforts will be conducted.

Principal Factors Affecting Our Financial Performance

Following our acquisition of Black Bird, our future operating results can be expected to be primarily affected by the following factors:

•	our ability to attract and retain customers for our Grizzly Creek Naturals, and other, products;
•	our ability to produce and sell hemp products;
•	our ability to maintain the value proposition of MiteXstream, once certified as a biopesticide, vis-a-vis other
•	available pest control products; and
•	our ability to contain our operating costs.

Results of Operations

Years Ended December 31, 2020 (“Fiscal 2020”) and 2019 (“Fiscal 2019”). During Fiscal 2020, our business operations generated $57,604 in revenues from sales of our Grizzly Creek Naturals products with a cost of goods sold of $28,245, resulting in a gross profit of $29,359. During Fiscal 2019, our company did not generate any revenues. During Fiscal 2019, Black Bird generated $17,771 in revenues from sales of Grizzly Creek Naturals products with a cost of goods sold of $17,802, resulting in a gross loss of $31.

During Fiscal 2020, we incurred operating expenses of $714,162, which were comprised of $266,640 in consulting services ($23,000 of which was paid by the issuance of common stock), $17,899 in website expenses, $143,310 in legal and professional services, $23,280 for product license, $17,200 in rent, $1,918 in advertising and marketing expense, $4,461 in bad debt expense, $29,788 in beneficial conversion expense and $209,666 in general and administrative expense, resulting in a net loss of $690,158.

During Fiscal 2019, Black Bird incurred operating expenses of $149,642, which were comprised of $48,108 in consulting services ($45,000 of which was paid by the issuance of common stock), $8,471 in website expenses, $32,860 in legal and professional services, $44,762 for product license, $4,461 in bad debt expense and $10,980 in general and administrative expense, resulting in a net loss of $149,373.

We expect that our revenues will increase from quarter to quarter for the foreseeable future. We expect to incur operating losses through at least June 30, 2021, until sales of MiteXstream begin and volumes of our Grizzly Creek Naturals CBD products increase significantly. Further, because of our current lack of capital and the current lack of brand name awareness of MiteXstream, Grizzly Creek Naturals and Black Bird American Hemp, we cannot predict the levels of our future revenues.

Based on informal testing done by, and discussions with, cannabis (marijuana and industrial hemp) cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. The impact of these operations is expected to arrive beginning in the second quarter of 2021, at the earliest.

Plan of Operation

MiteXstream. Pursuant to the New MiteXstream Agreement with Touchstone, Black Bird possesses the exclusive rights, even as to Touchstone, to manufacture, sell and distribute MiteXstream, an EPA-registered biopesticide (EPA Reg. No. 95366-1). The exclusivity granted would be reduced to a status of non-exclusivity, should be fail to manufacture at least 2,500 gallons of concentrate in any year during the term of the MiteXstream Agreement; provided, however, that such minimum required is deemed to have been satisfied through December 31, 2022. We are required to pay Touchstone a royalty of $10 per gallon of MiteXstream manufactured by us or by any sublicensee of ours. For no further consideration, we were granted the rights to use the “MiteXstream” trademark and the “Harnessing the Power of Water” trademark.

Based on informal testing done by, and discussions with, cannabis cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. However, no prediction can be made in this regard.

Effective December 16, 2020, MiteXstream was approved as a biopesticide by the U.S. Environmental Protection Agency (EPA Reg. No. 95366-1). We have begun to seek approval for use of MiteXstream in the various states; the state approval process takes between one and eight months, variously. To date, MiteXstream is approved for sale in Nevada. Until we obtain the required pesticide certification in a state, we will not sell any MiteXstream. In addition, we intend to seek approval of MiteXstream in countries around the world, although no specific time for such actions has been set.

We have begun to market MiteXstream through channels known to our management. However, it is our intention to secure a small number of established distributors through which to sell MiteXstream in the United States. There is no assurance we will be successful in these efforts.

In March 2021, we entered into a distribution agreement with IFC Fulfillment Company (“IFC”), a Los Angeles-based export firm, whereby IFC was appointed the exclusive distributor for MiteXstream in China, Hong Kong and Taiwan. Our Director, Jack Jie Qin, a Company director, facilitated the signing of the IFC Agreement. As of the date of this Annual Report, IFC has not made a sales of MiteXstream.

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

In July 2020, we began sales of CBD gummies on a private-label basis.

Other Products. In April 2020, we began sales of our Grizzly Creek Naturals hand sanitizer to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020.

Hand Sanitizer. In April 2020, we began to manufacture and sell our Grizzly Creek Naturals hand sanitizer gel and spray products (without CBD) to distributors, directly to retail customers and directly to consumers through our website, having completed our initial FDA product listing in March 2020. As further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section hereof, since their introduction, demand for our hand sanitizer products has exceeded our ability to produce these products. The primary hindrance to our ability to produce enough hand sanitizer products has been a scarcity of plastic bottles, pumps and caps available to us, which is attributable to the COVID-19 pandemic. We expect this scarcity of plastic bottles, pumps and caps to abate during the third and fourth quarters of 2020, but no assurance can be made in this regard.

Products for Animals. In August 2020, we introduced CBD products for dogs under our Grizzly Creek Naturals brand name.

Distribution.

In-House Distribution. Since it began to manufacture and sell its CBD products in mid-2019, Black Bird as self-distributed its products. In December 2020, these distribution efforts we formalized with the formation of Big Sky American. Big Sky American currently distributes the Grizzly Creek Naturals products to approximately 50 retail locations in Western Montana. In December 2020, Big Sky American entered into an asset purchase agreement (the Big Sky APA), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash. The closing under the Big Sky APA occurred in February 2021.

Website. We sell our products to consumers through our website: www.grizzlycreeknaturals.com.

Third-Party Distributors. Since the third quarter of 2019, Black Bird has entered into separate distribution agreements with four distributors. The only one of these distributors who has significantly impacted our sales is Raghorn Distributing (Raghorn). Raghorn has become our largest customer. Raghorn does not distribute our Grizzly Creek Naturals CBD products. Raghorn is the party from which Big Sky American purchased the distribution assets under the Big Sky APA.

Hemp-Related Activities. We have formed a division of our company that focuses on hemp-related business opportunities under the “Black Bird American Hemp” brand name. Black Bird American Hemp currently seeks to develop industrial hemp processing operations in the State of Montana. In this regard, while Black Bird is a licensed hemp grower in Montana under the Montana Hemp Pilot Program, it is not contemplated that Black Bird will, itself, become a significant grower of hemp.

Proposed Hemp Processing Facility. Should we obtain a maximum offering hereunder, we intend to establish a small hemp processing facility in Montana capable of processing approximately 1,000 acres of hemp on an annual basis. There is no assurance that we will ever possess sufficient funds with which to establish the proposed hemp processing facility.

Products. Should the proposed hemp processing facility commence operations, Black Bird American Hemp intends to sell, for its own account or for processing customers’ accounts, the products derived from the proposed hemp processing facility’s operations, including, without limitation, bast, hurd, hemp oil, hemp seeds and hemp hearts. The potential applications and, thus, target markets for Black Bird American Hemp’s products include bast, hurd and hemp flower.

Sales and Distribution. Black Bird American Hemp will market hemp products directly to end-users of such products and will seek distributors who are able to demonstrate an ability to develop robust sales of Black Bird American Hemp’s products.

Financial Condition, Liquidity and Capital Resources

Capital Sources.

Third-Party Loans. In April 2020, our company obtained a total of $50,000 in loans from two third parties ($25,000 from each). In consideration of each loan, we issued a $25,000 face amount convertible promissory note that bears interest at 10% per annum, with principal and interest due in January 2021. Each such convertible promissory note may be converted into shares of our common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020. In November 2020, one of such $25,000 face amount convertible promissory notes, including $3,000 in accrued interest, was paid in full. The remaining $25,000 loan is past due, as of the date of this Annual Report.

In December 2020, our company obtained a loan from a third party which netted us $50,000 in proceeds. In consideration of such loan, we issued a $58,600 face amount convertible promissory note, with OID of $4,100, that bears interest at 10% per annum, with principal and interest due in September 2021. We have the right to repay such convertible promissory note at a premium ranging from 120% to 145% of the face amount. Such convertible promissory note may be converted into shares of our common stock at a conversion price equal to the lower of 60% of the market price of our common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after June 15, 2021.

In January 2021, our company obtained a loan from a third party which netted us $52,000 in proceeds. In consideration of such loan, we issued a $55,500 face amount convertible promissory note that bears interest at 12% per annum, with principal and interest due in January 2022. We have the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. Such convertible promissory note may be converted into shares of our common stock at a conversion price equal to the lower of 61% of the market price of our common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after July 14, 2021.

In February 2021, our company obtained a loan from a third party which netted us $106,000 in proceeds. In consideration of such loan, we issued a $121,000.00 face amount promissory note, with OID of $15,000, that bears interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in August 2021. We have the right to repay such promissory note at any time. Should we default on such promissory note, it becomes convertible into shares of our common stock at a conversion price equal to the lesser of the lowest closing bid price of our commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of such promissory note.

In February 2021, our company obtained a loan from a third party which netted us $43,500 in proceeds. In consideration of such loan, we issued a $43,500 face amount convertible promissory note that bears interest at 12% per annum, with principal and interest due in February 2022. We have the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. Such convertible promissory note may be converted into shares of our common stock at a conversion price equal to the lower of 61% of the market price of our common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after August 17, 2021.

Regulation A Offering. In May 2020, our company filed an Offering Statement on Form 1-A (File No. 254-11215) (the “Regulation A Offering”) with SEC with respect to 70,000,000 shares of common stock, as amended, which was qualified by the SEC on August 4, 2020. For the year ended December 31, 2020, we sold a total of 13,200,000 shares of common stock for a total of $528,000 in cash, under the Regulation A Offering. Since December 31, 2020, we have sold a total of 4,875,000 shares of its common stock for a total of $195,000, or $.04 per share, in cash, under the Regulation A Offering. There is no assurance that we will further derive any funds pursuant to the Regulation A Offering.

December 31, 2020. At December 31, 2020, our company had $52,974 in cash and working capital of $7,610, compared to $973 in cash and a working capital deficit of $1,140,795 at December 31, 2019. The significant change in our working capital position from December 31, 2019, to December 31, 2020, is attributable primarily to (1) the cancellation of $1,133,097 of debt in exchange for shares of our common stock, pursuant to three separate agreements with related parties and (2) $530,500 in proceeds from sales of our common stock, including $528,000 derived from the Regulation A Offering.

During the Current Period, we obtained net advances $4,470 from a related party with which to pay certain operating expenses, including $3,000 in fees of our former auditor.

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

Our company’s current cash position of approximately $50,000 is adequate for our company to maintain its present level of operations through the remainder 2021. However, we must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

December 31, 2019. At December 31, 2019, Black Bird had $85,969 in cash and working capital of $114,945, compared to $37,662 in cash and working capital of $37,662 at December 31, 2018. From its inception in October 2018 through December 31, 2019, Black Bird derived a total of $217,250 in cash from sales of its common stock.

Inflation

We do not expect that inflation will significantly affect our results of operations.

Seasonality

As sales of MiteXstream begin during the second quarter of 2021, we expect that our operating results will be impacted by the seasonality of farming operations. However, we are currently unable to predict the level to which such seasonality will impact our business.

Off Balance Sheet Arrangements

As of December 31, 2020 and 2019, there were no off-balance sheet arrangements. During the year ended December 31, 2020, we entered into operating leases for two facilities, as follows:

Address	Description	Use	Yearly Rent	Expiration Date
3505 Yucca Drive Suite 115 Flower Mound, TX 75028	Corporate Office (160 sq. ft.)	Administrative	$7,200	March 2022
60600 US Highway 93 Ronan, Montana 59864	Warehouse (1,000 sq. ft.)	Manufacturing	$18,000	December 2025

Contractual Obligations

To date, we have entered into a single long-term lease obligation that require us to make monthly payments of $1,500 through 2025.

Capital Expenditures

We made no capital expenditures during Fiscal 2020 and Fiscal 2019. Without obtaining additional capital, we will not be able to make any capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 25, 2020, we dismissed MaloneBailey, LLP as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On February 25, 2020, we engaged Farmer, Fuqua & Huff, P.C. as our new independent auditor, to audit our financial statements for the year ended December 31, 2019, and succeeding years. The decision to change auditors was unanimously approved by our Board of Directors.

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

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2020.

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

Our management, including our President and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of our company’s current directors and executive officers.

Name	Age	Position(s)
Fabian G. Deneault	54	Director, Chairman of the Board, President
Eric Newlan	59	Director, Vice President, Secretary
William E. Sluss	65	Director, Vice President–Finance, Chief Financial Officer
Jack Jie Qin	61	Director
L. A. Newlan, Jr.	86	Director

Our Directors serve until the earlier occurrence of the election of his successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. Officers serve at the discretion of our Board of Directors. Eric Newlan is the son of L. A. Newlan, Jr. There exist no other family relationships among our officers and directors.

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

L. A. Newlan, Jr. became a Director of our company upon our acquisition of Black Bird, January 2020 and is a founder of Black Bird. Mr. Newlan was born in Morristown, New Jersey. After a public school education in Daytona Beach, Florida, he served a three-year tour of duty in the United States Marine Corps, from 1953-1956. Mr. Newlan earned a B.A. in Political Science from the University of California at Los Angeles, in 1961, and a J.D. degree from Loyola University of Los Angeles School of Law, Los Angeles, California, in 1964. He has engaged in the private practice of law in California (1965-1977), Kansas (1977-1984) and Texas (1984-Present). Since 1987, Mr. Newlan has been a shareholder in the Flower Mound, Texas, law firm of Newlan & Newlan, Ltd., a firm engaged principally in the area of securities regulation, as well as general business counsel. In addition to the practice of law during his career, Mr. Newlan has engaged in business in the oil and gas industry, international construction and engineering and alcoholic beverage distribution. Mr. Newlan is a member of the Texas Bar.

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

Conflicts of Interest

Our company has obtained an exclusive worldwide license with respect to MiteXstream from Touchstone Enviro Solutions, Inc. (Touchstone), a company controlled by three of our directors, Fabian G. Deneault, Eric Newlan and L. A. Newlan, Jr. Due to this circumstance, it is possible that these persons could be in a conflict of interest position at a time in the future. Should any such conflict of interest arise, Messrs. Deneault, Newlan and Newlan will, in accordance with the fiduciary duty to our company and our shareholders, resolve any such conflict of interest by exercising utmost good faith and fair dealing.

Corporate Governance

In General. We do not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are conducted by our Board of Directors acting as a whole. During 2020, our Board of Directors did not hold a meeting, but took action by written consent in lieu of a meeting on three occasions.

Executive Committee. Our Board of Directors created an Executive Committee to facilitate management between meetings of the full Board of Directors. The Executive Committee is composed of Fabian G. Deneault (chairman), William E. Sluss and Eric Newlan. To date, the Executive Committee has not held a meeting, but has taken an action by written consent in lieu of a meeting on nine occasions. Pursuant to our Bylaws and the charter of the Executive Committee, between meetings of the full Board of Directors, the Executive Committee has the full power and authority of the Board of Directors in the management of our business and affairs, except to the extent limited by Nevada law.

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

Code of Ethics

As of the date of this Annual Report, our Board of Directors has not adopted a code of ethics with respect to our directors, officers and employees.

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

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by, our executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com- pensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jack Jie Qin	2020	---	---	---	---	---	---	---	---
Former President	2019	---	---	---	---	---	---	---	---
	2018	---	---	---	---	---	---	---	---

William E. Sluss	2020	---	---	---	---	---	---	26,500	26,500
Vice President–Finance and	2019	37,000	---	---	---	---	---	---	37,000
Chief Financial Officer	2018	37,000	---	---	---	---	---	---	37,000

Fabian G. Deneault *	2020	---	---	---	---	---	---	70,692	70,692
President	2019	---	---	---	---	---	---	---	---
	2018	---	---	---	---	---	---	---	---

Eric Newlan *	2020	---	---	---	---	---	---	85,010	85,010
Vice President	2019	---	---	---	---	---	---	---	---
	2018	---	---	---	---	---	---	---	---

* This person did not become an officer and director of our company until January 2020.

Outstanding Option Awards

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding as of the date of this Annual Report, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jack Jie Qin (1)	---	---	---	---	n/a	---	n/a	---	---
William E. Sluss	---	---	---	---	n/a	---	n/a	---	---
Fabian G. Deneault	---	---	---	---	n/a	---	n/a	---	---
Eric Newlan	---	---	---	---	n/a	---	n/a	---	---

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this Annual Report, we had 171,775,000 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of shares of our voting securities by: each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock; each director; each named executive officer; and all named executive officers and directors as a group. Unless otherwise indicated, the business address of each person listed is in care of Digital Development Partners, Inc., 3505 Yucca Drive, Suite 104, Flower Mound, Texas 75022. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Beneficially Owned
Name and Address of Beneficial Owner	Shares		Percent (1)

Executive officers and directors

Fabian G. Deneault 47123 Michel Road Ronan, Montana 59864	49,746,253		28.96%
Eric Newlan 2201 Long Prairie Road, Suite 107-762 Flower Mound, Texas 75022	24,658,703	(2)	14.35%
Jack Jie Qin	2,831,661	(3)	1.65%
William E. Sluss	1,115,002		*
L. A. Newlan, Jr. 2201 Long Prairie Road, Suite 107-762 Flower Mound, Texas 75022	24,658,703	(2)(4)	14.35%
Officers and directors, as a group (5 persons)	103,010,322	(5)	59.97%

5% Owners

EF2T, Inc. (6)	19,215,740		11.18%

*	Less than 1%.
(1)	Based on 171,775,000 shares issued and outstanding.
(2)	These shares are owned of record by Newlan & Newlan, Ltd., a law firm owned by Eric Newlan and L. A. Newlan, Jr.
(3)	These shares are owned of record by Astonia LLC. Jack Jie Qin, a Director of our company, is the sole manager of this entity.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Black Bird Acquisition

Four of our company’s Directors, Fabian G. Deneault, Eric Newlan, L. A. Newlan, Jr. and William E. Sluss, collectively owned, directly and indirectly, 75.33% of the issued and outstanding shares of common stock of Black Bird and 100% of the issued and outstanding voting preferred stock of Black Bird. Pursuant to the Merger Agreement with Black Bird, Mr. Deneault, Eric Newlan, L. A. Newlan, Jr. and Mr. Sluss were issued a total of 100,178,661 shares our common stock. The table below sets forth information relating to such persons’ acquiring their respective shares of capital stock of Black Bird and the number of shares of our common stock issued to each of them.

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

Loans from Related Parties

Year Ended December 31, 2020. During the year ended December 31, 2020, net advances of $4,670 were received from Astonia LLC. Astonia LLC is considered a “related party,” due to the fact that a Director of our company, Jack Jie Qin, is the manager of Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2020, we owed Astonia LLC $161 in accrued and unpaid interest.

Year Ended December 31, 2019. During the year ended December 31, 2019, advances of $22,676 were received from EFT Holdings, Inc. Also during the year ended December 31, 2019, the Company repaid $139,611 in loans due to EFT Holdings, Inc. The amounts due EFT Holdings, Inc. carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed EFT Holdings, Inc. $251,785 in accrued and unpaid interest. $-0- of these EFT Holdings, Inc. advances at December 31, 2019, were past due and payable upon demand. In conjunction with the Merger Agreement, all amounts owed to EFT Holdings, Inc. as of December 31, 2019, were extinguished. (See “Debt Forgiveness Agreements with Related Parties” below).

During the year ended December 31, 2019, advances of $64,500 were received from EF2T, Inc. The amounts due EF2T, Inc. carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed EF2T, Inc. $4,742 in accrued and unpaid interest. In conjunction with the Merger Agreement, all amounts owed to EF2T, Inc. as of December 31, 2019, were extinguished. (See “Debt Forgiveness Agreements with Related Parties” below).

During the year ended December 31, 2019, advances of $135,000 were received from Astonia, LLC. Astonia, LLC is considered a “related party”, due to the fact that a Director of the Company, Jack Jie Qin, is the manager of Astonia. The amounts due Astonia, LLC carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed Astonia $1,997 in accrued and unpaid interest. In conjunction with the Merger Agreement, all amounts owed to Astonia, LLC as of December 31, 2019, were extinguished. (See “Debt Forgiveness Agreements with Related Parties” below).

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

MiteXstream Agreements

Effective January 1, 2019, Black Bird entered into a Distribution and Private Label Agreement (the “Original MiteXstream Agreement”) with Thoreauvian Product Services, LLC (“TPS”), a company controlled by two of our company’s officers and directors, Fabian G. Deneault and Eric Newlan, relating to the licensed biopesticide product, MiteXstream (the “Private Label Product”). The Original MiteXstream Agreement had an initial term of 10 years and a single 10-year renewal term. Under the Original MiteXstream Agreement, Black Bird had the exclusive right to distribute and sell the Private Label Product in the United States and Canada. In addition, Black Bird was required to pay a $20,000 exclusivity fee and to purchase $20,000 of the Private Label Product in conjunction with the signing of the Original MiteXstream Agreement and to purchase not less than $20,000 of the Private Label Product each year. In addition, Black Bird was required to pay all costs in excess of $20,000 associated with MiteXstream’s becoming approved by the U.S. EPA (and relevant states) as a pesticide.

In February 2021, the Original MiteXstream Agreement was replaced with a similar agreement, a Manufacturing, Sales and Distribution License Agreement (the “New MiteXstream Agreement”), between Black Bird and Touchstone Enviro Solutions Inc. (Touchstone), the parent company of TPS, which served to expand Black Bird’s rights with respect to MiteXstream, an EPA-registered biopesticide. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

	New MiteXstream Agreement	Original MiteXstream Agreement
Term	December 31, 2080	Initial terms of 10 years, with one 10-year renewal term
Territory	Worldwide Exclusive (1)	United States and Canada
Royalty	$10.00 per gallon manufactured	Effective royalty of an estimated $50 per gallon
Minimums	2,500 gallons of concentrate manufactured per year (2)	$20,000 of product per year
Sublicensing	Right to sublicense granted	No right to sublicense
Trademarks	For no extra consideration, rights granted to use “MiteXstream” and “Harnessing the Power of Water”	For no extra consideration, rights granted to use “MiteXstream”

(1)	Exclusivity ends and becomes non-exclusive, if the minimum of 2,500 gallons per year is not met.
(2)	The minimum (2,500 gallons per year) is deemed to have been satisfied through December 31, 2022.

The disinterested Directors of our company approved the New MiteXstream Agreement.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent auditors during the fiscal years ended December 31, 2020 and 2019, for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (b) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (c) services rendered in connection with tax compliance, tax advice and tax planning and (d) all other fees for services rendered.

		Year Ended December 31, 2019
	Year Ended December 31, 2020	Current Auditor (1)	Former Auditor (2)
Audit Fees	$20,700	$0	$16,500
Audit Related Fees	$0	$0	$0
Tax	$0	$0	$0
All Other Fees	$0	$0	$0

(1)	Farmer, Fuqua & Huff, P.C.
(2)	MaloneBailey, LLP

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

Digital Development Partners, Inc. – Audited Financial Statements for the Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2020 and 2019

Statements of Operations for the Years Ended December 31, 2020 and 2019

Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2020 and 2019

Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Financial Statements

Black Bird Potentials Inc. – Audited Financial Statements for the Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2019 and 2018

Statements of Operations for the Years Ended December 31, 2019 and 2018

Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2019 and 2018

Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Financial Statements

Digital Development Partners, Inc. – Unaudited Pro Forma Financial Statements

Unaudited Pro Forma Balance Sheet at December 31, 2019

Unaudited Pro Forma Statement of Operations for the Year Ended December 31, 2019

Notes to Unaudited Pro Forma Financial Statements

(2)	Financial Statement Schedules: None

(3)	Exhibits:

Exhibit No.	Description
2.1+	Plan and Agreement of Merger between and among Digital Development Partners, Inc., Bird Acquisition Corp. (a Wyoming corporation) and Black Bird Potentials Inc. (a Wyoming corporation).
3.1+	Articles of Incorporation, incorporated by reference from Registration Statement on Form SB-2 (File No. 333-145951)
3.2+	Bylaws of Registrant, incorporated by reference from Registration Statement on Form SB-2 (File No. 333-145951)
3.3+	Certificate of Change Pursuant to NRS 78.209 filed May 20, 2009.
3.4+	Articles of Merger filed May 20, 2009.
3.5+	Certificate of Amendment to Articles of Incorporation filed January 31, 2020.
4.1+	10% Convertible Promissory Note in favor of EMA Financial, LLC.
4.2+	12% Convertible Promissory Note in favor of Power Up Lending Group Ltd.
4.3+	9% Promissory Note in favor of SE Holdings, LLC.
4.4*	12% Convertible Promissory Note in favor of Power Up Lending Group Ltd.
10.1+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and EFT Holdings, Inc.
10.2+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and EF2T, Inc.
10.3+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and Astonia LLC.
10.4+	Cancellation of Stock Agreement between Digital Development Partners, Inc. and EFT Digitech, Inc.
10.5+	Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and CBD INC Limited Liability Partnership.
10.6+	Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and Gorilla Mitts, LLC.
10.7+	Regional Development and Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and Northland Partners, LLC.
10.8+	Consulting Agreement among Digital Development Partners, Inc, Black Bird Potentials Inc. (a Wyoming corporation) and Dylan Hunt and Kaitlin Appell.
10.9+	Consulting Agreement between Registrant and Matthew Goldman.
10.10+	Consulting Agreement between Registrant and Olivier Darceaux.
10.11+	Consulting Agreement between Registrant and Leonard Tucker, LLC.
10.12+	Manufacturing, Sales and Distribution License Agreement between Black Bird Potentials Inc., a Wyoming corporation, a Subsidiary of Registrant, and Touchstone Enviro Resources, Inc.
10.13+	Securities Purchase Agreement between Registrant and EMA Financial, LLC.
10.14+	Securities Purchase Agreement between Registrant and Power Up Lending Group Ltd.
10.15+	Securities Purchase Agreement between Registrant and SE Holdings, LLC.
10.16+	Asset Purchase Agreement between Big Sky American Dist., LLC, a Subsidiary of Registrant, and Raghorn Wholesale, LLC.
10.17*	Securities Purchase Agreement between Registrant and Power Up Lending Group Ltd.

21.1 *	Subsidiaries of Digital Development Partners, Inc.
31.1 *	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2 *	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

+ Incorporated by reference as indicated.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL DEVELOPMENT PARTNERS, INC.

By:	/s/ Fabian G. Deneault	Dated: April 15, 2021
Fabian G. Deneault
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Fabian G. Deneault	President [Principal Executive Officer] and Director	April 15, 2021
Fabian G. Deneault
/s/ William E. Sluss	Vice President-Finance, Chief Financial Officer [Principal Accounting Officer] and Director	April 15, 2021
William E. Sluss
/s/ Eric Newlan	Vice President, Secretary and Director	April 15, 2021
Eric Newlan

/s/ L. A. Newlan, Jr.	Director	April 15, 2021
L. A. Newlan, Jr.

/s/ Jack Jie Qin	Director	April 15, 2021
Jack Jie Qin

INDEX TO FINANCIAL STATEMENTS

Digital Development Partners, Inc.

Audited Financial Statements for the Years Ended December 31, 2020 and 2019

Black Bird Potentials Inc.

Audited Financial Statements for the Years Ended December 31, 2019 and 2018

Digital Development Partners, Inc.

Unaudited Pro Forma Financial Statements

Unaudited Pro Forma Balance Sheet at December 31, 2019	F-24
Unaudited Pro Forma Statement of Operations for the Year Ended December 31, 2019	F-25
Notes to Unaudited Pro Forma Financial Statements	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digital Development Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Development Partners, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and also has only a small capital surplus that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Reverse Merger

Description of the Matter

In 2020, the Company was the accounting acquiree in a transaction accounted for as a "reverse merger" where a non-public company was the accounting acquirer as further described in Note 3. The Company consolidated the two entities effective January 1, 2020 in accordance with ASC 805 Business Combinations. The Company performed an assessment of the carrying value of the private company and calculated the appropriate amounts to record relating to the recapitalization on the balance sheet and more specifically, the equity section of the balance sheet.

Auditing the Company's accounting of the reverse merger and ultimate consolidation of the two entities is complex due to the judgment involved related to the recapitalization of the accounting acquiree's equity and the application of the consolidation in accordance with ASC 805 Business Combinations.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company's controls over their accounting for business combinations.  Our testing included among other things, recalculating the significant components of the recapitalization, agreeing the terms of the merger agreement to the application of the recapitalization and tested the balances of the accounting acquirer. We also tested the equity components of the consolidated group from the recapitalization forward and the consolidation of the two entities for the year to determine it is presented in accordance with ASC 805 Business Combinations.

/s/ Farmer, Fuqua, & Huff, P.C.

Farmer, Fuqua, & Huff, P.C.

We have served as the Company’s auditor since 2020

Richardson, TX

April 15, 2021

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Balance Sheets

	12/31/20	12/31/19
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,974	$973
Other current assets
Inventory	39,676	---
Pre-paid consulting	13,500	---
Total current assets	106,150	973
OTHER ASSETS
Deposit - asset purchase	20,000	---
TOTAL ASSETS	$126,150	$973
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$46,253	$267,195
Accrued interest payable	2,201	---
Due to related party	4,470	---
Related-party note payable	---	874,573
Third-party notes payable, net of discount related to conversion feature of $26,556 loan fees of $7,556 and debt discount of $3,871	45,617	---
Total current liabilities	98,541	1,141,768
TOTAL LIABILITIES	$98,541	$1,141,768
STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 325,000,000 shares authorized, 164,925,000 and 85,970,665 shares issued and outstanding at December 31, 2020 and 2019, respectively	$164,925	$85,971
Stockholder receivable	(1,000)	---
Additional paid-in capital	703,353	7,488,946
Retained earnings (accumulated deficit)	(839,669)	(8,715,712)
Total stockholders’ equity	27,609	(1,140,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,150	$973

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Operations

	Year Ended 12/31/20	Year Ended 12/31/19
Sales	$57,604	$17,771
Cost of goods sold	28,245	17,802
Gross profit (loss)	29,359	(31)
Expense
Consulting services	266,640	48,108
Website expense	17,899	8,471
Legal and professional services	143,310	32,860
Advertising and marketing	1,918	---
Bad debt expense	4,461	4,461
License fee	23,280	44,762
Rent	17,200	---
Beneficial conversion expense	29,788	---
General and administrative	209,666	10,980
Total expenses	714,162	149,642
Net operating loss	(684,803)	(149,673)
Other expense
Net other income (expense)	518	300
Interest expense	(5,873)	---
Total other income (expense)	(5,355)	300
Profit (loss) before taxes	(690,158)	(149,373)
Income tax expense	---	---
Net profit (loss)	$(690,158)	$(149,373)
Net profit (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic	120,358,931	120,358,939
Diluted	132,545,440	120,358,939

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

	Common Stock
	Shares	Amount	Stockholder Receivable	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2018	85,970,665	85,971	---	7,488,946	(8,593,745)	(1,018,828)
Net loss	---	---	---	---	(121,967)	(121,967)
Balance, December 31, 2019	85,970,665	85,971	---	7,488,946	(8,715,712)	(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)	---	79,265	---	---
Stock issued for debt cancellation	23,294,335	23,294	---	1,109,803	---	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000	(1,000)	(8,570,256)	8,566,201	114,945
Stock issued for services	100,000	100	---	7,900	---	8,000
Stock issued for cash	125,000	125	---	2,375	---	2,500
Stock issued for cash	5,000,000	5,000	---	195,000	---	200,000
Stock issued for cash	2,500,000	2,500	---	97,500	---	100,000
Stock issued for cash	1,250,000	1,250	---	48,750	---	50,000
Stock issued for cash	4,450,000	4,450	---	173,550	---	178,000
Stock issued for services	1,500,000	1,500	---	13,500	---	15,000
Beneficial conversion related to convertible debt	---	---	---	56,343	---	56,343
Inventory contributed to additional paid-in capital by related party	---	---	---	677	---	677
Net loss	---	---	---	---	(690,158)	(690,158)
Balance, December 31, 2020	164,925,000	$164,925	$(1,000)	$703,353	$(839,669)	$27,609

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	Year Ended 12/31/20		Year Ended 12/31/19
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(690,158)		$(149,373)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services		23,000		45,000
Account receivable		---		(8,922)
Debt amortization		672		---
Bad debt expense		4,461		4,461
Non-cash beneficial conversion expense		29,788		---
Prepaid consulting fees		(13,500)		---
Accrued interest		2,201		---
Inventory		(30,212)		(6,581)
Deposits		20,000		(20,000)
Accrued expenses		34,283		4,272
Net cash used for operating activities		(619,465)		(131,143)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit - asset purchase		(20,000)		---
Net cash used for investing activities		(20,000)		---
CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid		(8,000)		---
Repayment of loan payable - third party		(25,000)
Repayments on related-party notes		---		179,450
Loans payable - third parties		104,500		---
Proceeds from issuance of common stock		530,500
Net advances from related party		4,470
Net cash provided by financing		606,470		179,450
Net increase (decrease) in cash and cash equivalents		(32,995)		48,307
Cash and cash equivalents at beginning of period		85,969		37,662
Cash and cash equivalents at end of period		$52,974		$85,969

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay related party debt		$1,133,067	$	---
Common stock issued for stockholder receivable	$	---		$1,000
Non-cash additional paid-in capital by related parties		$677		$2,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$	---	$	---
Interest paid		$3,000	$	---

The accompanying notes are an integral part of these financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Notes to Consolidated Financial Statements

December 31, 2020

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Digital Development Partners, Inc. (the “Company”) was incorporated in the State of Nevada in 2006 under the name “Cyprium Resources Inc.”, which was changed to its current name in August 2009. Through 2014, the Company was involved, first, in the mining industry and, then, in the communications industry.

From 2015 until the January 1, 2020 acquisition of Black Bird Potentials Inc., a Wyoming corporation (“Black Bird”), the Company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company’s Board of Directors has adopted the business plan of Black Bird and the Company’s ongoing operations now include those of Black Bird. References to “the Company” include Black Bird, as well as its other wholly-owned subsidiaries: Big Sky American Dist., LLC, a Montana limited liability company, and Black Bird Hemp Manager, LLC, a Montana limited liability company.

The Company is the exclusive worldwide manufacturer and distributor for MiteXstreamTM, an EPA-certified plant-based biopesticide effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee and house plants, as well as molds and mildew.

The Company also manufactures and sells, under its Grizzly Creek NaturalsTM brand name, CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, as well as hand sanitizer gel and spray products. In addition, Black Bird is a licensed grower of industrial hemp under the Montana Hemp Pilot Program.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has only a small capital surplus as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities will necessitate significant uses of working capital beyond 2020. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents or restricted cash as of December 31, 2020 and 2019.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, “Income Taxes.” ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2020, there were potentially dilutive securities of the Company outstanding; at December 31, 2019, there were no potentially dilutive securities of the Company outstanding.

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

Due to the effects of the “reverse merger” acquisition of Black Bird occurring effective January 1, 2020, in accordance with ASC 805 Business Combinations, the presentation of the financial statements represents the continuation of Black Bird, the accounting acquirer, except for the legal capital structure.  Historical shareholders’ equity of the Company, the accounting acquiree, has been adjusted to reflect the recapitalization.  Retained earnings (deficit) of the Black Bird, the accounting acquirer have been carried forward after the acquisition and operations prior to the merger are those of Black Bird, the accounting acquirer.  Earnings per share for periods prior to the merger have been adjusted to reflect the recapitalization.

Accordingly, (1) the Company’s Consolidated Balance Sheet as of December 31, 2020, reports the Company and Black Bird on a consolidated basis, (2) the Company’s Consolidated Balance Sheet as of December 31, 2019, reports the Company as it existed prior to its acquisition of Black Bird, (3) the Company’s Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for December 31, 2019 reflects the Company as it existed prior to its acquisition of Black Bird, and for December 31, 2020 reflects an adjustment for the revere merger (recapitalization) between the Company and Black Bird, (4) the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2020, reports the Company and Black Bird on a consolidated basis, and (5), the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2019, report historical information of Black Bird.

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

Stock Cancellation Agreement

In conjunction with the Merger Agreement and effective January 1, 2020, the Company entered into a cancellation of stock agreement with its former majority shareholder, EFT Holdings, Inc., whereby it cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc.

Debt Forgiveness Agreements

In conjunction with the Merger Agreement and effective January 1, 2020, the Company entered into debt forgiveness agreements with related parties, as follows:

•EFT Holdings, Inc.: the Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

•EF2T, Inc.: the Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

•Astonia LLC: the Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest

Common Stock Issued for Services

In March 2020, the Company issued 100,000 shares of common stock to two third-party consultants pursuant to a consulting agreement, which shares were valued at $.08 per share, or $8,000, in the aggregate. In addition to the issuance of such shares, the third-party consultants were paid $500 per month and a sales commission equal to 5% of sales made through Black Bird’s GrizzlyCreekNaturals.com website. The term of the consulting agreement expired September 30, 2020.

In November 2020, the Company issued a total of 1,500,000 shares of common stock to two third-party consultants, pursuant to separate consulting agreements, which shares were valued at $.01 per share, or $15,000, in the aggregate. In addition to the issuance of such shares, the third-party consultants were paid a total of $6,200 in cash for website development and related services. The terms of these consulting agreements expire September 30, 2021.

Common Stock Issued for Cash

During the year ended December 31, 2020, the Company sold 125,000 shares of its common stock to a third party for $2,500 in cash, or $.02 per share. Also during the year ended December 31, 2020, the Company sold a total of 13,200,000 shares of its common stock for a total of $528,000, or $.04 per share, in cash, under its Offering Statement on Form 1-A (File No. 254-11215) (the “Regulation A Offering”).

5. STOCKHOLDER RECEIVABLE

At December 31, 2020, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock. The Company expects to collect the stockholder receivable amount during the second quarter of 2021.

6. AMENDMENT OF ARTICLES OF INCORPORATION

In January 2020, the Company filed a Certificate of Amendment to our Articles of Incorporation to change its corporate name to “Black Bird Potentials Inc.” In January 2020, application was made to FINRA for approval and implementation of the corporate name change. FINRA did not approve such filing, due to an extended passage of time from the Company’s initial filing and its being late in filing certain of its periodic reports. The Company intends to re-file for approval of the corporate name change action, during the second quarter of 2021. (See Note 15. Subsequent Events—Amendments of Articles of Incorporation).

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

Advances from Related Parties

Year Ended December 31, 2020

During the year ended December 31, 2020, net advances of $4,470 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2020, the Company owed Astonia LLC $161 in accrued and unpaid interest.

Year Ended December 31, 2019

During the year ended December 31, 2019, advances of $22,676 were received from EFT Holdings, Inc. Also during the year ended December 31, 2019, the Company repaid $139,611 in loans due to EFT Holdings, Inc. The amounts due EFT Holdings, Inc. carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed EFT Holdings, Inc. $251,785 in accrued and unpaid interest. $-0- of these EFT Holdings, Inc. advances at December 31, 2019, were past due and payable upon demand. In conjunction with the Merger Agreement, all amounts owed to EFT Holdings, Inc. as of December 31, 2019, were extinguished. (See Debt Forgiveness Agreements above).

During the year ended December 31, 2019, advances of $64,500 were received from EF2T, Inc. The amounts due EF2T, Inc. carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed EF2T, Inc. $4,742 in accrued and unpaid interest. In conjunction with the Merger Agreement, all amounts owed to EF2T, Inc. as of December 31, 2019, were extinguished. (See Debt Forgiveness Agreements above).

During the year ended December 31, 2019, advances of $135,000 were received from Astonia, LLC. Astonia, LLC is considered a “related party”, due to the fact that a Director of the Company, Jack Jie Qin, is the manager of Astonia. The amounts due Astonia, LLC carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed Astonia $1,997 in accrued and unpaid interest. In conjunction with the Merger Agreement, all amounts owed to Astonia, LLC as of December 31, 2019, were extinguished. (See Debt Forgiveness Agreements above).

Facility Lease

In May 2020, Black Bird entered into a facility lease with Grizzly Creek Farms, LLC, an entity owned by one of the Company’s directors, Fabian G. Deneault, with respect to approximately 2,000 square feet of manufacturing space located in Ronan, Montana. Monthly rent under such lease is $1,500 and the initial term of such lease expires in December 2025. The Company utilizes the leased facility for the manufacture of products, including its FDA-listed hand sanitizer products, as well as for storage.

Original MiteXstream Agreement

Effective January 1, 2019, Black Bird entered into a Distribution and Private Label Agreement (the “Original MiteXstream Agreement”) with Thoreauvian Product Services, LLC (“TPS”), a company controlled by two of the Company’s officers and directors, Fabian G. Deneault and Eric Newlan, relating to the Company’s licensed biopesticide product, MiteXstream (the “Private Label Product”). The Original MiteXstream Agreement has an initial term of 10 years and a single 10-year renewal term.

Under the Original MiteXstream Agreement, the Company has the exclusive right to distribute and sell the Private Label Product in the United States and Canada. In addition, the Company is required to pay a $20,000 exclusivity fee and to purchase $20,000 of the Private Label Product in conjunction with the signing of the Original MiteXstream Agreement and to purchase not less than $20,000 of the Private Label Product each year. In addition, the Company is required to pay all costs in excess of $20,000 associated with MiteXstream’s becoming approved by the U.S. EPA (and relevant states) as a pesticide.

In February 2021, the Original MiteXstream Agreement was replaced with a similar agreement between the Company and Touchstone Enviro Solutions Inc., the parent company of TPS. (See Note 15. Subsequent Events—New MiteXstream Agreement).

8. LOANS PAYABLE - THIRD PARTIES

Convertible Promissory Notes

In April 2020, the Company obtained a $25,000 loan from a third party. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note that bears interest at 10% per annum, with principal and interest due in January 2021. Such convertible promissory note may be converted into shares of Company common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020, until the due date of such note. As of December 31, 2020, the Company owed $1,800 in accrued interest under such note and had an unamortized debt discount of $1,666 related to the beneficial conversion feature that will be amortized over the remaining life of such loan.

In April 2020, the Company obtained a $25,000 loan from a third party. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note that bears interest at 10% per annum, with principal and interest due in January 2021. Such convertible promissory note was convertible into shares of Company common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020, until the due date of such note. In November 2020, the Company repaid the $25,000 principal amount and $3,000 of accrued interest.

In December 2020, the Company obtained a loan from a third party which netted the Company $50,000 in proceeds. In consideration of such loan, the Company issued a $58,600.00 face amount convertible promissory note, with OID of $4,100, that bears interest at 10% per annum, with principal and interest due in September 2021. The Company has the right to repay such convertible promissory note at a premium ranging from 120% to 145% of the face amount. Such convertible promissory note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 60% of the market price of the Company’s common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after June 15, 2021. As of December 31, 2020, the Company owed $240 in accrued interest under such note and had an unamortized debt discount of $24,889 related to the beneficial conversion feature that will be amortized over the remaining life of such loan, and $3,872 related to the discount on the loan.

9. LOANS PAYABLE - RELATED PARTIES

The following table sets forth outstanding loans payable to related parties as of December 31, 2020, and December 31, 2019, respectively.

	Principal Amount Due			Accrued Interest Amount Due			Total Amount Due
Name of Lender	12/31/20		12/31/19	12/31/20		12/31/19	12/31/20		12/31/19
EFT Holdings, Inc.*	$	---	$634,323	$	---	$251,785	$	---	$886,108
EF2T, Inc.	$	---	$105,250	$	---	$4,742	$	---	$109,992
Astonia LLC		$4,470	$135,000		$161	$1,997		$4,631	$136,997

* Until the Company’s acquisition of Black Bird, EFT Holdings, Inc. was its majority shareholder.

Year Ended December 31, 2020

During the year ended December 31, 2020, net advances of $4,470 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2020, the Company owed Astonia LLC $161 in accrued and unpaid interest.

Year Ended December 31, 2019

During the year ended December 31, 2019, advances of $22,676 were received from EFT Holdings, Inc. Also during the year ended December 31, 2019, the Company repaid $139,611 in loans due to EFT Holdings, Inc. The amounts due EFT Holdings, Inc. carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed EFT Holdings, Inc. $251,785 in accrued and unpaid interest. $-0- of these EFT Holdings, Inc. advances at December 31, 2019, were past due and payable upon demand. In conjunction with the Merger Agreement, all amounts owed to EFT Holdings, Inc. as of December 31, 2019, were extinguished. (See Debt Forgiveness Agreements below).

During the year ended December 31, 2019, advances of $64,500 were received from EF2T, Inc. The amounts due EF2T, Inc. carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed EF2T, Inc. $4,742 in accrued and unpaid interest. In conjunction with the Merger Agreement, all amounts owed to EF2T, Inc. as of December 31, 2019, were extinguished. (See Debt Forgiveness Agreements below).

During the year ended December 31, 2019, advances of $135,000 were received from Astonia, LLC. Astonia, LLC is considered a “related party”, due to the fact that a Director of the Company, Jack Jie Qin, is the manager of Astonia. The amounts due Astonia, LLC carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed Astonia $1,997 in accrued and unpaid interest. In conjunction with the Merger Agreement, all amounts owed to Astonia, LLC as of December 31, 2019, were extinguished. (See Debt Forgiveness Agreements below).

Debt Cancellation Agreements

During the year ended December 31, 2020, the Company entered into three separate debt forgiveness agreements with related parties:

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

10. PRODUCT DISTRIBUTION AGREEMENTS

Tri-State Distributor

In March 2020, Black Bird entered into a Regional Development and Distribution Agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of Black Bird’s products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute Black Bird’s products anywhere in the United States. Due to existing COVID-19-related restrictions during 2020, the Tri-State Distributor did not purchase any products from us.

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

Montana Distributor

In September 2020, Black Bird entered into a distribution agreement with Raghorn Wholesale LLC, who will focus on distribution of Black Bird’s products in Montana, Idaho and North Dakota. Raghorn has the right to distribute Black Bird’s products anywhere in the United States.

11. REGULATION A OFFERING

In May 2020, the Company filed the Regulation A Offering with SEC with respect to 70,000,000 shares of common stock, as amended, which was qualified by the SEC on August 4, 2020. Through December 31, 2020, the Company sold a total of 13,200,000 shares of its common stock for a total of $528,000, or $.04 per share, in cash, under the Regulation A Offering.

12. ASSET PURCHASE AGREEMENT

In December 2020, a newly-formed subsidiary of the Company, Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”), which distributes the Company’s Grizzly Creek Naturals products, entered into an asset purchase agreement (the “Big Sky APA”), whereby it was to purchase certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash, including a $20,000 non-refundable deposit paid at signing. The closing of this transaction occurred in February 2021. (See Note 15. Subsequent Events—Asset Purchase Agreement).

13. INCOME TAXES

The Company’s federal income tax returns for the years ended December 31, 2017, through December 31, 2019, remain subject to examination by the Internal Revenue Service, as of December 31, 2020.

No provision was made for federal income tax for the year ended December 31, 2020, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $1,988,000, which begins to expire in 2029 unless utilized beforehand. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward. However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0, as of December 31, 2020 and 2019.

The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) reduced the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2018. For net operating losses (NOLs) arising after December 31, 2018, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018, will not be subject to the taxable income limitation. The 2017 Act would eliminate the carryback of all NOLs arising in a tax year ending after 2017 and, instead, permits all such NOLs to be carried forward indefinitely.

	As of December 31,
	2020		2019
Deferred tax assets:
Net operating loss carryforwards		$417,673		$272,740
Less: valuation allowance	(417,673)			(272,740)
Net deferred tax assets	$	---	$	---

14. LEASING COMMITMENTS

The Company has two operating leases that expire in 2022 and 2025. Rent expense for the years ended December 31, 2020 and 2019, totaled $17,200 and $-0-, respectively.

Future minimum payments under leases are as follows:

2021	$25,200
2022	19,800
2023	18,000
2024	18,000
2025	18,000
$99,000

15. SUBSEQUENT EVENTS

Regulation A Offering

Since December 31, 2020, the Company has sold a total of 4,875,000 shares of its common stock for a total of $195,000, or $.04 per share, in cash, under the Regulation A Offering.

Convertible Promissory Notes

In January 2021, the Company obtained a loan from a third party which netted the Company $52,000 in proceeds. In consideration of such loan, the Company issued a $55,500.00 face amount convertible promissory note that bears interest at 12% per annum, with principal and interest due in January 2022. The Company has the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. Such convertible promissory note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after July 14, 2021.

In February 2021, the Company obtained a loan from a third party which netted us $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000.00 face amount promissory note, with OID of $15,000, that bears interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in August 2021. The Company has the right to repay such promissory note at any time. Should the Company default on such promissory note, it becomes convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company’s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of such promissory note. In addition, we issued 2,000,000 shares of our common stock to this lender as a commitment fee, which shares were valued at $0.0462 per share, or $92,400, in the aggregate.

In February 2021, the Company obtained a loan from a third party which netted the Company $43,500 in proceeds. In consideration of such loan, the Company issued a $43,500.00 face amount convertible promissory note that bears interest at 12% per annum, with principal and interest due in January 2022. The Company has the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. Such convertible promissory note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after August 17, 2021.

New MiteXstream Agreement

In February 2021, Black Bird entered into a Manufacturing, Sales and Distribution License Agreement (the “New MiteXstream Agreement”) with a related party, Touchstone Enviro Solutions, Inc., which replaced a prior similar agreement (the “Original MiteXstream Agreement”) and served to expand Black Bird’s rights with respect to MiteXstream, an EPA-registered biopesticide. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

	New MiteXstream Agreement	Original MiteXstream Agreement
Term	December 31, 2080	Initial terms of 10 years, with one 10-year renewal term
Territory	Worldwide Exclusive (1)	United States and Canada
Royalty	$10.00 per gallon manufactured	Effective royalty of an estimated $50 per gallon
Minimums	2,500 gallons of concentrate manufactured per year (2)	$20,000 of product per year
Sublicensing	Right to sublicense granted	No right to sublicense
Trademarks	For no extra consideration, rights granted to use “MiteXstream” and “Harnessing the Power of Water”	For no extra consideration, rights granted to use “MiteXstream”

(1) Exclusivity ends and becomes non-exclusive, if the minimum of 2,500 gallons per year is not met.

(2) The minimum (2,500 gallons per year) is deemed to have been satisfied through December 31, 2022.

The disinterested Directors of the Company approved the New MiteXstream Agreement.

Asset Purchase Agreement

In February 2021, Big Sky American consummated the Big Sky APA, whereby purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana. At the closing of the Big Sky APA, Big Sky American delivered the remaining $180,000 in cash owed.

Common Stock Issued for Services

In January, February and March 2021, the Company issued a total of 150,000 shares (50,000 shares each month) of its common stock to a third-party consultant, which shares were valued at $0.0406 per share ($2,030, in the aggregate), $0.0534 per share ($2,670, in the aggregate) and $0.0436 per share ($2,180), respectively.

In February 2021, we issued 2,000,000 shares of our common stock as a commitment fee, which shares were valued at $0.0462 per share, or $92,400, in the aggregate.

Amendments of Articles of Incorporation

In February 2021, the Company amended its Articles of Incorporation to increase the number of authorized shares of its common stock to 325,000,000.

In April 2021, holders of approximately 58.32% of the Company’s common stock approved a change in the Company’s corporate name to “Black Bird Biotech, Inc.”

Other

Management has evaluated subsequent events through April 15, 2021, the date on which the financial statements were available to be issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Bird Potentials Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Bird Potentials Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and for the period from October 16, 2018 (inception), through December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, and for the period from October 16, 2018 (inception), through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FARMER, FUQUA & HUFF, P.C.

Farmer, Fuqua, & Huff, P.C.

We have served as the Company’s auditor since 2020

Richardson, TX

July 10, 2020

BLACK BIRD POTENTIALS INC.

Balance Sheets

	12/31/19	12/31/18
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,969		$37,662
Accounts receivable, less allowance of $4,461 at December 31, 2019	4,461		---
Inventory	8,787		---
Deposit	20,000		---
Total current assets	119,217		37,662
TOTAL ASSETS	$119,217		$37,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accrued liabilities	$4,272	$	---
Total other current liabilities	4,272		---
Total current liabilities	4,272		---
TOTAL LIABILITIES	$4,272	$	---

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding at December 31, 2019 and 2018, respectively	$10		$10
Common stock, $0.00001 par value, 300,000,000 shares authorized, 54,964,000 and 47,115,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	549		471
Stockholder receivable	(1,000)		(5,000)
Additional paid-in capital	264,897		42,319
Retained earnings (accumulated deficit)	(149,511)		(138)
Total stockholders’ equity	114,945		37,662
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,217		$37,662

The accompanying notes are an integral part of these financial statements.

BLACK BIRD POTENTIALS INC.

Statements of Operations

	For the Years Ended December 31,
	2019		2018
Sales		$17,771	$	---
Cost of goods sold		17,802		---
Gross profit (loss)		(31)		---
Expenses
Consulting services		48,108		---
Website expense		8,471		---
Legal and professional services		32,860		---
Product license		44,762		---
Bad debt expense		4,461		---
General and administrative		10,980		138
Total expenses		149,642		138
Net operating loss		(149,673)		(138)
Other income
Other miscellaneous income		300		---
Total other income		300		---
Loss before taxes		(149,373)		(138)
Income tax expense		---		---
Net loss		$(149,373)		$(138)

Net loss per common share
Basic and diluted	$	(---)	$	(---)
Weighted average number of common shares outstanding:
Basic and diluted		50,630,730		45,376,579

The accompanying notes are an integral part of these financial statements.

BLACK BIRD POTENTIALS INC.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Preferred Stock			Common Stock			Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount		Shares	Amount		Receivable	Capital	Deficit)	Total
Balances at October 16, 2018	---	$	---	---	$	---	$ ---	$ ---	$ ---	$	---
Stock issued for cash	1,000,000		10	46,865,000		468	---	37,322	---		37,800
Stock issued for stockholder receivable	---		---	250,000		3	(5,000)	4,997	---		---
Net loss	---		---	---		---	---	---	(138)		(138)
Balance, December 31, 2018	1,000,000		10	47,115,000		471	(5,000)	42,319	(138)		37,662
Cash received on stockholder receivable	---		---	---		---	5,000	---	---		5,000
Stock issued for cash	---		---	4,919,000		49	---	174,401	---		174,450
Stock issued for stockholder receivable	---		---	110,000		1	(1,000)	999	---		---
Stock issued for services	---		---	2,820,000		28	---	44,972	---		45,000
Non-cash additional paid-in capital by related parties	---		---	---		---	---	2,206	---		2,206
Net loss	---		---	---		---	---	---	(149,373)		(149,373)
Balance, December 31, 2019	1,000,000		$10	54,964,000		$549	$(1,000)	$264,897	$(149,511)		$114,945

The accompanying notes are an integral part of these financial statements.

BLACK BIRD POTENTIALS INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2019		2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(149,373)		$(138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense		4,461		---
Stock issued for services		45,000		---
Accounts receivable		(8,992)		---
Inventory		(6,581)		---
Deposits		(20,000)		---
Accrued expenses		4,272		---
Net cash used for operating activities		(131,143)		(138)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	$	---		$10
Proceeds from issuance of common stock		179,450		37,790
Net cash provided by financing activities		179,450		37,800
Net increase in cash and cash equivalents		48,307		37,662
Cash and cash equivalents at beginning of period		37,662		---
Cash and cash equivalents at end of period		$85,969		$37,662
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for stockholder receivable		$1,000		$5,000
Non-cash additional paid-in capital by related parties		$2,206	$	---
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$	---	$	---
Interest expense	$	---	$	---

The accompanying notes are an integral part of these financial statements.

BLACK BIRD POTENTIALS INC.

Notes to Financial Statements December 31, 2019

1. Basis of Presentation and Nature of Operations

Organization

Black Bird Potentials Inc. (the “Company”) is a corporation that was formed in Wyoming on October 16, 2018. The Company has adopted a December 31st calendar year end for reporting requirements.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenues are recognized upon shipment of goods from the Company’s facilities or upon notification of direct shipment from the Company’s suppliers to the Company’s customers.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, these include cash on hand, cash in checking and savings accounts with banks. All short-term debt securities with a maturity of three months or less are considered cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Reclassifications

Certain items from prior year financial statements have been reclassed to conform to current year presentation.

Leases

Leases that meet the criteria for capitalization are classified as capital leases. Leases that do not meet such criteria are classified as operating leases and related rentals are charged to expense as incurred. As of December 31, 2019 and 2018, there were no such leases.

Concentration of Cash and Credit Risk

The Company maintains corporate cash balances which, at times, may exceed federally insured limits. Management believes it is not exposed to any significant risk on its cash balances. At December 31, 2019 and 2018, the Company had no uninsured cash balances.

Inventory

Inventory is stated at the lower of average cost or market. Cost is determined principally by the standard cost method, which approximates the first-in, first-out method. The Company writes off any inventory items when the item experiences no significant movement, or when management determines the item to be obsolete.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amounts management expects to collect are reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for accounts receivable.

Advertising

Advertising costs are expensed in the year incurred. For the years ended December 31, 2019 and 2018, the Company incurred $154 and $-0- in advertising expense, respectively.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures”, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

The carrying amounts reported in the balance sheets for cash and cash equivalents and receivables are a reasonable estimate of fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3. Regulation A Offering

In April 2019, the Company’s Form 1-A Offering Statement filed with the SEC, relating to an offering pursuant to Regulation A under the Securities Act of 1933, as amended, was “qualified” by the SEC. Pursuant to this offering, the Company sold a total of 2,529,000 shares of its common stock at an offering price of $.05 per share, for total proceeds of $126,450. The proceeds of this offering were applied to inventory, operating expenses and working capital.

4. Common Stock

During the year ended December 31, 2019, the Company issued shares of its common stock, as follows:

–	In a private sale, the Company sold 200,000 shares of common stock for $3,000 in cash, a per share price of $.015.

–	Pursuant to a private offering, the Company sold a total of 2,300,000 shares of common stock for $46,000 in cash, a per share price of $.02.

–	Pursuant to the Company’s Regulation A offering, the Company sold a total of 2,529,000 shares of common stock for at total of $126,450, a per share price of $.05, of which $1,000 was stockholder receivable at December 31, 2019.

–

The Company issued a total of 2,820,000 shares of common stock to third-party consultants, which shares were valued, in aggregate, at $45,000, an average of $.016 per share. See Note 6. Related Party Transactions—Common Stock Issued for Services.

During the year ended December 31, 2018, the Company issued shares of its common stock, as follows:

–	Pursuant to a private offering, the Company sold a total of 2,115,000 shares of common stock were sold for a total of $42,300, a per share price of $.02, of which $5,000 was a stockholder receivable at December 31, 2018.

–	At its inception, the Company sold a total of 45,000,000 shares of common stock and 1,000,000 shares of Series A Super Voting Convertible Preferred Stock for an aggregate of $500 in cash. These shares were issued to the founders of the Company. See Note 6. Related Party Transactions.

5. Stockholder Receivable

At December 31, 2019, cash relating to a stockholder receivable for $1,000 of common stock under the Company’s Regulation A offering had not been received.

At December 31, 2018, cash relating to a stockholder receivable for $5,000 of common stock under a private offering had not been received by the Company. Such stockholder receivable amount was received by the Company in January 2019.

6. Related Party Transactions

Sales of Securities

During the year ended December 31, 2018, the Company sold securities to related parties, as follows:

–	In October 2018, one of the Company’s officers and directors, Fabian G. Deneault, purchased 22,500,000 shares of common stock and 500,000 shares of Series A Super Voting Convertible Preferred Stock for a total of $250 in cash.

–	In October 2018, the law firm in which on one of the Company’s officers and directors, Eric Newlan, is a partner purchased 22,500,000 shares of common stock and 500,000 shares of Series A Super Voting Convertible Preferred Stock for a total of $250 in cash.

–	In December 2018, Fabian G. Deneault purchased 200,000 shares of common stock in a private offering for $4,000 in cash, a per share price of $.02.

Effective January 1, 2019, the Company entered into a Distribution and Private Label Agreement (the “Distribution Agreement”) with Thoreauvian Product Services, LLC, a company controlled by the Company’s officers and directors, Fabian G. Deneault and Eric Newlan, relating to the Company’s licensed biopesticide product, MiteXstream (the “Private Label Product”). The Distribution Agreement has an initial term of 10 years and a single 10-year renewal term.

Under the Distribution Agreement, the Company has the exclusive right to distribute and sell the Private Label Product in the United States and Canada. In addition, the Company is required to pay a $20,000 exclusivity fee and to purchase $20,000 of the Private Label Product in conjunction with the signing of the Distribution Agreement and to purchase not less than $20,000 of the Private Label Product each year. In addition, the Company is required to pay all costs in excess of $20,000 associated with MiteXstream’s becoming approved by the U.S. EPA (and relevant states) as a pesticide. During the year ended December 31, 2019, the Company paid (1) the required exclusivity fee ($20,000), (2) or the required Private Label Product amount ($20,000) and (3) a total of $24,762 in EPA-related costs.

Common Stock Issued for Services

During the year ended December 31, 2019, the Company issued a total of 520,000 shares of common stock, with an aggregate value of $6,000, to a consultant who was, at the time of each issuance, a third party. Effective with the Company’s consummating a reverse-merger transaction (see Note 10. Subsequent Events—Acquisition Transaction) in January 2020, such third-party consultant became a related party of the Company.

Company Facilities

During the years ended December 31, 2019 and 2018, the Company’s President, Fabian G. Deneault, provided required office space and greenhouse space at no charge.

7. Distribution Agreements

In July 2019, the Company entered into a distribution agreement with a Montana-based company with respect to the Company’s Grizzly Creek Naturals products.

In September 2019, the Company entered into a distribution agreement with a Las Vegas, Nevada-based company with respect to the Company’s Grizzly Creek Naturals products. In June 2020, the Company terminated this agreement, due to a lack of performance. See Note 10. Subsequent Events.

8. Statement of Changes in Stockholders’ Equity

Preferred Stock

During the year ended December 31, 2019, no shares of preferred stock were sold.

During the year ended December 31, 2018, the Company sold a total of 1,000,000 shares of its preferred stock to its founders for cash in the total amount of $10. During the year ended December 31, 2019, the Company did not issue any shares of preferred stock. See Note 6. Related Party Transactions.

Common Stock

–	Stock Issued for Cash

During the year ended December 31, 2019, the Company sold shares of its common stock for cash, as follows: 200,000 shares of common stock were sold for $3,000 in cash, a per share price of $.015; 2,300,000 shares of common stock were sold for a total of $46,000 in cash, a per share price of $.02; and the Company sold a total of 2,529,000 shares of common stock for at total of $126,450, of which $1,000 was stockholder receivable at December 31, 2019, a per share price of $.05.

During the year ended December 31, 2018, the Company sold shares of its common stock for cash, as follows: 45,000,000 shares of common stock were sold for a total of $490 in cash (See Note 6. Related Party Transactions); and 2,115,000 shares of common stock were sold for a total of $42,300, a per share price of $.02, of which $5,000 was a stockholder receivable at December 31, 2018.

–	Stock Issued for Services

During the year ended December 31, 2019, the Company issued a total of 2,820,000 shares of common stock to third-party consultants, which shares were valued, in aggregate, at $45,000, an average of $.016 per share.

During the year ended December 31, 2018, the Company did not issue shares of its common stock in payment of services.

–	Common Stock Subscribed

At December 31, 2019, the Company had a stockholder receivable in the amount of $1,000 from a single third party.

At December 31, 2018, the Company had a stockholder receivable in the amount of $5,000 from a single third party. In January 2019, such stockholder receivable was received by the Company.

Additional Paid-in Capital

During the year ended December 31, 2019, total additional paid-in capital from issuances of common stock of the Company totaled $264,897, $174,401 of which is attributable to cash received in excess of stated capital, $44,972 of which is attributable to the value of shares of common stock issued being in excess of stated capital and $999 of which is attributable to a stockholder receivable. During the year ended December 31, 2018, total additional paid-in capital from issuances of common stock of the Company totaled $42,319, $37,322 of which is attributable to the value of shares of common stock issued being in excess of stated capital and $4,997 of which is attributable to a stockholder receivable. No additional paid-in capital was derived from the sale of Company preferred stock.

Retained Earnings (Accumulated Deficit)

For the year ended December 31, 2019, the Company had a net loss of $149,373 compared to a net loss of $138 for the year ended December 31, 2018, for a total accumulated deficit at December 31, 2019, of $149,511.

Total Stockholders’ Equity

Total stockholders’ equity increased from $37,662 at December 31, 2018, to $114,945 at December 31, 2019. The Company’s stockholders’ equity is primarily attributable to sales of its securities since its inception in October 2018 through December 31, 2019, in the total amount of $217,250.

9. Income Taxes

No provision was made for federal income tax for the year ended December 31, 2019, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $149,511, which begins to expire in 2029 unless utilized beforehand. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward. However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0 as of December 31, 2019 and 2018.

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

	As of December 31,
	2019		2018
Deferred tax assets:
Net operating loss carryforwards		$31,397		$29
Less: valuation allowance		(31,397)		(29)
Net deferred tax assets	$	---	$	---

10. Subsequent Events

Acquisition Transaction

Effective January 1, 2020, the Company consummated a plan and agreement of merger (the “Merger Agreement”) with Digital Development Partners, Inc., a publicly-traded company (“DGDM”), pursuant to which the Company became a wholly-owned subsidiary of DGDM. Such acquisition transaction, accounted for by DGDM as a “reverse merger”, resulted in the Company’s control persons becoming the control persons of DGDM.

Facility Lease

In May 2020, the Company entered into a facility lease with Grizzly Creek Farms, LLC, an entity owned by one of its directors, Fabian G. Deneault, with respect to approximately 2,000 square feet of manufacturing space located in Ronan, Montana. Monthly rent under such lease is $1,500 and the initial term of such lease expires in December 2025. The Company utilizes the leased facility for the manufacture of products, including its FDA-listed hand sanitizer products.

Distribution Agreements

In March 2020, the Company entered into a regional development and distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of our products in North Dakota, South Dakota and Minnesota.

In June 2020, the Company terminated its distribution agreement with its Las Vegas-based distributor, due to non-performance.

Other

Management has evaluated subsequent events through July 10, 2020, the date on which the financial statements were available to be issued.

DIGITAL DEVELOPMENT PARTNERS, INC.

UNAUDITED PRO FORMA FINANCIAL STATEMENTS

The following unaudited pro forma financial statements are based on the historical financial statements of Digital Development Partners, Inc. (“DGDM”) and Black Bird Potentials Inc. (“BBP”) after giving effect to DGDM’s acquisition of BBP (the “Acquisition”) and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma financial statements. The effective date of the Acquisition was January 1, 2020.

Unaudited Pro Forma Balance Sheet

The following unaudited pro forma balance sheet has been derived from the balance sheet of DGDM at December 31, 2019 (unaudited), and adjusts such information to give effect to the acquisition of BBP, as if the acquisition had occurred at December 31, 2019. The unaudited pro forma balance sheet is presented for informational purposes only and does not purport to be indicative of the financial condition that would have resulted if the acquisition had been consummated at December 31, 2019. The unaudited pro forma balance sheet should be read in conjunction with the notes thereto and BBP’s financial statements and related notes thereto contained elsewhere herein.

	DGDM	BBP	Pro Forma Adjustments		Pro Forma
Cash and cash equivalents	$973	$85,969	$	---	$86,942
Accounts receivable	---	4,461		---	4,461
Inventory, net	---	8,787		---	8,787
Deposit	---	20,000		---	20,000
Total current assets	973	119,217		---	120,190
Total assets	$973	$119,217	$	---	$120,190
Liabilities	1,141,768	4,272		(1,133,097)	12,943
Stockholders’ Equity (Deficit)
Preferred stock	---	10		(10)	---
Common stock	85,971	549		63,480	150,000
Stockholder receivable	---	(1,000)		---	(1,000)
Additional paid-in capital	7,488,946	264,897		920,116	8,673,959
Retained earnings (deficit)	(8,715,712)	(149,511)		149,511	(8,715,712)
Total stockholders’ equity (deficit)	(1,140,795)	114,945		1,133,097	107,247
Total liabilities and stockholders’ equity (deficit)	$973	$119,217	$	---	$120,190

See accompanying notes to unaudited pro forma financial statements.

Unaudited Pro Forma Statements of Operations

Year Ended December 31, 2019

The following pro forma statement of operations has been derived from the statement of operation of DGDM at December 31, 2019, and adjusts such information to give effect to the acquisition of BBP, as if the acquisition had occurred at January 1, 2019. The pro forma statement of operations is presented for informational purposes only and does not purport to be indicative of the results of operations that would have resulted if the acquisition had been consummated at January 1, 2019. The pro forma statement of operations should be read in conjunction with BBP’s financial statements and related notes thereto contained elsewhere in this filing.

	DGDM		BBP		Pro Forma Adjustments		Pro Forma
Revenues	$	---		$17,771	$	---		$17,771
Cost of goods sold		---		17,802		---		17,802
Gross profit		---		(31)		---		(31)
Expenses
Consulting services		---		48,108		---		48,108
Website and related services		---		8,471		---		8,471
Legal and professional services		---		32,860		---		32,860
Product license		---		44,762		---		44,762
Bad debt expense		---		4,461		---		4,461
General and administrative		80,306		10,980				91,286
Total expenses		(80,306)		(149,642)		---		(229,948)
Interest expense		(41,661)		---		---		(41,661)
Loss before taxes		(121,967)		(149,673)		---		(271,640)
Other income		---		300		---		300
Income tax expense		---		---		---		---
Net loss		$(121,967)		$(149,373)	$	---		$(271,340)
Net loss per share
Basic and Diluted	$	---	$	---	$	---	$	---
Weighted average shares outstanding
Basic and Diluted		85,970,665		50,630,730		64,029,335		150,000,000

See accompanying notes to unaudited pro forma financial statements.

Notes to Unaudited Pro Forma Financial Statements

Note 1. Basis of Unaudited Pro Forma Presentation

The unaudited pro forma balance sheet as of December 31, 2019, and the unaudited pro forma statement of operations for the year ended December 31, 2019, are based on the historical financial statements of DGDM and BBP after giving effect to DGDM’s acquisition of BBP (the “Acquisition”) and the assumptions and adjustments described in the notes herein. No pro forma adjustments were required to conform BBP’s accounting policies to DGDM’s accounting policies.

The unaudited pro forma balance sheet as of December 31, 2019, is presented as if the Acquisition had occurred on December 31, 2019. The unaudited pro forma statement of operations of DGDM and BBP for the year ended December 31, 2019, is presented as if the Acquisition had taken place on January 1, 2019.

The unaudited pro forma financial statements are not intended to represent or be indicative of the results of operations or financial position of DGDM that would have been reported had the Acquisition been completed as of the dates presented, and should not be taken as representative of the future results of operations or financial position of DGDM.

Note 2. BBP Acquisition

Effective January 1, 2020, DGDM entered into a Plan and Agreement of Merger with BBP (the “Merger Agreement”), pursuant to which DGDM acquired BBP, a company that is (a) engaged in the production and sale of products containing Cannabidiol, or CBD, derived from industrial hemp that contains no more than 0.3% THC, (b) a licensed participant in the Montana Hemp Pilot Program (c) the exclusive distributor of an environmentally-friendly pesticide, MiteXstream, that targets spider mites, which are a significant problem in the cultivation of cannabis (marijuana and industrial hemp), coffee and hops. DGDM has adopted the business plan of BBP as its overall corporate business plan. Pursuant to the Merger Agreement, DGDM issued a total of 120,000,000 shares of common stock to the shareholders of BBP, all of which shares are considered “restricted securities.”

Acquisition-related expenses, including legal and accounting fees and other external costs directly related to the acquisition, were expensed as incurred.

Note 3. Pro Forma Adjustments

With respect to the unaudited pro form balance sheet, pro forma adjustments were made only to current liabilities, which adjustments were made to reflect the cancellation of $1,133,097 of DGDM debt as of December 31, 2019, by the issuance of shares.

With respect to the unaudited pro form balance sheet, no pro forma adjustments are included. With respect to the unaudited pro forma statements of income, pro forma adjustments were made only to weighted average shares outstanding, which adjustments were made to reflect the issuances and a cancellation of shares in connection with the Merger Agreement, as follows: (a) the cancellation of 79,265,000 shares by a related party, (b) the issuance of a total of 23,294,335 shares in cancellation of indebtedness and (c) the issuance of 120,000,000 shares pursuant to the Merger Agreement.

