Form 10-Q
period 2021-03-31
Digital Development Partners, Inc.
filed 2021-05-24
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

______________________________________________________________

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 172,400,000 as of May 21, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Balance Sheets

	3/31/2021	12/31/2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$75,788	$52,974
Other current assets
Inventory	49,663	39,676
Pre-paid expenses	9,000	13,500
Total current assets	134,451	106,150
OTHER ASSETS
Deposit - asset purchase	---	20,000
Fixtures and equipment	14,957	---
Intangible asset	179,444	---
Total other assets	194,401	20,000
TOTAL ASSETS	$328,852	$126,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$48,354	$46,253
Accrued interest payable	2,265	2,201
Due to related party	5,243	4,470
Third-party notes payable, net of loan fees of $15,722 and debt discount of $74,589	213,289	45,617
Total current liabilities	269,151	98,541
TOTAL LIABILITIES	$269,151	$98,541

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 325,000,000 shares authorized, 171,950,000 and 164,925,000 shares issued and outstanding at March 31, 2021, and December 31, 2020, respectively	$171,950	$164,925
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	906,865	703,353
Retained earnings (accumulated deficit)	(1,018,114)	(839,669)
Total stockholders’ equity	59,701	27,609
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,852	$126,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Operations

	For the Three Months
	Ended March 31,
	2021	2020
Sales	$2,207	$5,903
Cost of goods sold	1,521	3,932
Gross profit (loss)	686	1,971
Expense
Consulting services	39,347	35,000
Website expense	3,014	878
Legal and professional services	38,673	23,325
Advertising and marketing	1,366	---
License fee	1,334	---
Rent	4,800	---
General and administrative	94,902	11,311
Total expenses	183,436	70,514
Net operating loss	(182,750)	(68,543)
Other expense
Amortization	(15,973)	---
Interest expense	(8,764)	(11)
Depreciation expense	(746)	---
Total other income (expense)	(25,483)	(11)
Profit (loss) before taxes	(208,233)	(68,554)
Income tax expense	---	---
Net profit (loss)	$(208,233)	$(68,554)

Net profit (loss) per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	168,305,277	150,013,186
Diluted	184,632,802	150,013,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020 (unaudited)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2020	164,925,000	164,925	(1,000)	703,353	(839,669)	27,609
Effect of adoption of ASU 2020-06	---	---	---	(56,343)	29,788	(26,555)
Stock issued for cash	4,875,000	4,875	---	190,125	---	195,000
Stock issued for services	150,000	150	---	6,730	---	6,880
Stock issued for commitment fee	2,000,000	2,000	---	63,000	---	65,000
Net loss	---	---	---	---	(208,233)	(208,233)
Balance, March 31, 2021	171,950,000	$171,950	$(1,000)	$906,865	$(1,018,114)	$59,701

Balance, December 31, 2019	85,970,665	$85,971	$ ---	$7,488,946	$(8,715,712)	$(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)	---	79,265	---	---
Stock issued for debt cancellation	23,294,335	23,294	---	1,109,803	---	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000	(1,000)	(4,055)	---	114,945
Inventory contributed to additional paid-in capital by related party	---	---	---	399	---	399
Stock issued for services	100,000	100	---	7,900	---	8,000
Net loss	---	---	---	---	(68,554)	(68,554)
Balance, March 31, 2020	150,100,000	$150,100	$(1,000)	$8,682,258	$(8,784,266)	$47,092

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months
	Ended March 31,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(208,233)		$(68,554)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services		6,880		8,000
Amortization		15,973		---
Accumulated depreciation		746		---
Debt amortization		8,700		---
Prepaid consulting fees		4,500		---
Accrued interest		64		11
Inventory		(9,987)		(8,671)
Accrued expenses		2,101		2,986
Net cash used for operating activities		(179,256)		(66,228)
CASH FLOWS FROM INVESTING ACTIVITIES
Asset purchase		(180,000)		---
Purchase of furniture and equipment		(5,703)		---
Net cash used for investing activities		(185,703)		---
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable - related party		---		3,000
Financing fees paid		(13,000)		---
Loans payable - third parties		205,000		---
Proceeds from issuance of common stock		195,000		---
Net advances from related party		773		---
Net cash provided by financing activities		387,773		3,000
Net increase (decrease) in cash and cash equivalents		22,814		(63,228)
Cash and cash equivalents at beginning of period		52,974		85,969
Cash and cash equivalents at end of period		$75,788		$22,741

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay related party debt	$	---		$1,133,067
Common stock issued for commitment fee		$65,000	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$	---	$	---
Interest paid	$	---		$3,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIGITAL DEVELOPMENT PARTNERS, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

These unaudited interim consolidated financial statements, as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2021. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities will necessitate significant uses of working capital beyond 2021. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of March 31, 2021, and December 31, 2020.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are potential dilutive securities as of March 31, 2021; there were no potential dilutive securities as of March 31, 2020.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company has early adopted ASU 2020-06 for the year beginning January 1, 2021.

Change in Accounting Principle

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company has early adopted ASU 2020-06 for the year beginning January 1, 2021.

The Company will adopt the if-converted method for calculating EPS and the modified retrospective method as the transition method. The if-converted method assumes that the conversion of convertible securities occurs at the beginning of the reporting period and the modified retrospective recognizes the cumulative effect of the change as an adjustment to the beginning balance of retained earnings as of the date of adoption. Under the modified-retrospective method, no adjustment should be made to the comparative-period information including EPS.

During the quarter ended March 31, 2021 the cumulative effect of the change on retained earnings is $29,788, additional paid-in-capital of $56,343 and notes payable of $26,555 as reflected in the accompanying financial statements. During the quarter ended March 31, 2021 the effect on EPS would be unchanged after the adoption of ASU 2020-06.

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

4. COMMON STOCK

Common Stock Issued for Cash

During the three months ended March 31, 2021, the Company sold a total of 4,875,000 shares of its common stock for a total of $195,000, or $.04 per share, in cash, under its ongoing Regulation A Offering.

Common Stock Issued for Services

In February 2021, the Company issued 2,000,000 shares of its common stock to a third party as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

Pursuant to a consulting agreement, in January, February and March 2021, the Company issued a total of 150,000 shares (50,000 shares each month) of its common stock to a third-party consultant, which shares were valued at $0.0406 per share ($2,030, in the aggregate), $0.0534 per share ($2,670, in the aggregate) and $0.0436 per share ($2,180), respectively.

In March 2020, the Company issued 100,000 shares of common stock to two third-party consultants pursuant to a consulting agreement, which shares were valued at $.08 per share, or $8,000, in the aggregate. The term of the consulting agreement expired in September 2020.

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

NOTE 5. NEW MITEXSTREAM AGREEMENT

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

	New MiteXstream Agreement	Original MiteXstream Agreement
Term	December 31, 2080	Initial terms of 10 years, with one 10-year renewal term
Territory	Worldwide Exclusive (1)	United States and Canada
Royalty	$10.00 per gallon manufactured	Effective royalty of an estimated $50 per gallon
Minimums	2,500 gallons of concentrate manufactured per year (2)	$20,000 of product per year
Sublicensing	Right to sublicense granted	No right to sublicense
Trademarks	For no extra consideration, rights granted to use “MiteXstream” and “Harnessing the Power of Water”	For no extra consideration, rights granted to use “MiteXstream”

(1) (2)	Exclusivity ends and becomes non-exclusive, if the minimum of 2,500 gallons per year is not met. The minimum (2,500 gallons per year) is deemed to have been satisfied through December 31, 2022.

The disinterested Directors of the Company approved the New MiteXstream Agreement.

6. ASSET PURCHASE AGREEMENT

In December 2020, a newly-formed subsidiary of the Company, Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”), which distributes the Company’s Grizzly Creek Naturals CBD and other products, entered into an asset purchase agreement (the “Big Sky APA”), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash, in February 2021. The purchased assets consisted of $10,000 of furniture and equipment and $190,000 of an intangible asset, a customer list, which is being amortized over 18 months.

7. INTANGIBLE ASSET

The Company has an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and is being amortized over 18 months. The Company recorded amortization expense in the amount of $10,556 for the period ended March 31, 2021. As of March 31, 2021, the intangible asset net of accumulated amortization is $179,444. Amortization expense for 2021 is estimated to be $105,556.

8. CONVERTIBLE PROMISSORY NOTES

In January 2021, the Company obtained a loan from a third party which netted the Company $52,000 in proceeds. In consideration of such loan, the Company issued a $55,500 face amount convertible promissory note that bears interest at 12% per annum, with principal and interest due in January 2022. The Company has the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. Such convertible promissory note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after July 14, 2021.

In February 2021, the Company obtained a loan from a third party which netted us $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000 face amount promissory note, with OID of $15,000, that bears interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in August 2021. The Company has the right to repay such promissory note at any time. Should the Company default on such promissory note, it becomes convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company’s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of such promissory note. In addition, we issued 2,000,000 shares of our common stock to this lender as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

In February 2021, the Company obtained a loan from a third party which netted the Company $43,500 in proceeds. In consideration of such loan, the Company issued a $43,500 face amount convertible promissory note that bears interest at 12% per annum, with principal and interest due in January 2022. The Company has the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. Such convertible promissory note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after August 17, 2021.

9. STOCKHOLDER RECEIVABLE

At March 31, 2021 and 2020, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

10. AMENDMENTS OF ARTICLES OF INCORPORATION

In January 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its corporate name to “Black Bird Potentials Inc.” and submitted such filing to FINRA for approval thereof. FINRA did not approve such filing, due to an extended passage of time from the Company’s initial filing and its being late in filing certain periodic reports.

In February 2021, the Company amended its Articles of Incorporation to increase the number of authorized shares of its common stock to 325,000,000. The Company also amended its Articles of Incorporation subsequent to March 31, 2021. See Note 14. Subsequent Events—Amendment of Articles of Incorporation.

11. RELATED PARTY TRANSACTIONS

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

Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company obtained no advances from related parties.

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, advances of $3,000 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of March 31, 2021 and 2020, the Company owed Astonia LLC $4,470 and $3,000 in principal, respectively, and $226 and $11 in accrued and unpaid interest, respectively.

12. LOANS PAYABLE - RELATED PARTIES

Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company obtained a loan from a related party, EF2T, Inc. As of March 31, 2021, the Company owed EF2T, Inc. $773 in principal and $9 in accrued and unpaid interest.

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

13. REGIONAL DEVELOPMENT AND DISTRIBUTION AGREEMENT

In March 2020, Black Bird entered into a regional development and distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of Black Bird’s products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute Black Bird’s products anywhere in the United States.

14. SUBSEQUENT EVENTS

Convertible Promissory Note

In April 2021, the Company obtained a loan from a third party which netted the Company $68,750 in proceeds. In consideration of such loan, the Company issued a $68,750 face amount convertible promissory note that bears interest at 12% per annum, with principal and interest due in April 2022. The Company has the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. Such convertible promissory note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after October 22, 2021.

Amendment of Articles of Incorporation

In April 2021, the Company amended its Articles of Incorporation to change its corporate name to “Black Bird Biotech, Inc.” and submitted such filing to FINRA for approval thereof.

Common Stock Issued for Services

In April 2021, the Company issued 450,000 shares of its common stock to a third party consultant, which shares were valued at $0.038 per share, or $17,100, in the aggregate.

Other

Management has evaluated subsequent events through May 24, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effects of COVID-19

As of the date of this Quarterly Report, there remain significant uncertainties regarding the current novel Coronavirus (COVID-19) pandemic, including the scope of health issues, the possible duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause in the future.

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

Basis of Presentation

Our company was a “shell company” from 2014 through all of 2019. Effective January 1, 2020, we acquired Black Bird Potentials Inc. (“Black Bird”), in a transaction accounted for as a “reverse merger”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of Digital Development Partners, Inc., including its subsidiaries, Black Bird, Big Sky American Dist., LLC and Black Bird Hemp Manager, LLC.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes, beginning on page F-1 of this Quarterly Report.

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

Critical Accounting Policies

In General. Our accounting policies are discussed in detail in the footnotes to our financial statements beginning on page F-1. We consider our critical accounting policies related to revenue recognition, inventory and fair value of financial instruments.

Change in Accounting Principle. In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company has early adopted ASU 2020-06 for the year beginning January 1, 2021.

Overview and Outlook

With the acquisition of Black Bird effective January 1, 2020, Black Bird’s operations became the operations of our company.

Black Bird is the exclusive worldwide manufacturer and distributor of MiteXstream, an EPA-registered plant-based biopesticide (EPA Reg. No. 95366-1) effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee, and house plants, as well as molds and mildew. Through Black Bird, we manufacture and sell CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, as well as hand sanitizer gel and spray products, under the Grizzly Creek Naturals brand name. In addition, Black Bird is a licensed grower of industrial hemp under the Montana Hemp Pilot Program and has established “Black Bird American Hemp” as the brand name under which these efforts will be conducted.

Principal Factors Affecting Our Financial Performance

Following our acquisition of Black Bird, our future operating results can be expected to be primarily affected by the following factors:

•	our ability to maintain the value proposition of MiteXstream, once certified as a biopesticide, vis-a-vis other available pest control products; and
•	our ability to attract and retain customers for our Grizzly Creek Naturals, and other, products;
•	our ability to produce and sell hemp products;
•	our ability to contain our operating costs.

Results of Operations

Three Months Ended March 31, 2021 (“Interim 2021”) and 2020 (“Interim 2020”). During Interim 2021, our business operations generated $2,207 (unaudited) in revenues from sales of our Grizzly Creek Naturals products with a cost of goods sold of $1,521 (unaudited), resulting in a gross profit of $686 (unaudited). During Interim 2020, our business operations generated $5,903 (unaudited) in revenues from sales of our Grizzly Creek Naturals products with a cost of goods sold of $3,932 (unaudited), resulting in a gross profit of $1,971 (unaudited).

During Interim 2021, we incurred operating expenses of $183,463 (unaudited), which were comprised of $39,347 (unaudited) in consulting services ($6,880 (unaudited) of which was paid by the issuance of common stock), $3,014 (unaudited) in website expenses, $38,673 (unaudited) in legal and professional services, $1,334 (unaudited) for product license, $4,800 (unaudited) in rent, $1,366 (unaudited) in advertising and marketing expense and $94,902 (unaudited) in general and administrative expense, resulting in a net loss of $(208,233) (unaudited).

During Interim 2020, we incurred operating expenses of $70,514 (unaudited), which were comprised of $35,000 (unaudited) in consulting services ($8,000 (unaudited) of which was paid by the issuance of common stock), $878 (unaudited) in website expenses, $23,325 (unaudited) in legal and professional services and $11,311 (unaudited) in general and administrative expense, resulting in a net loss of $(68,554) (unaudited).

We expect that our revenues will increase from quarter to quarter, beginning with the second quarter of 2021.This expected increase in revenues is based on the commencement of sales of MiteXstream during the second quarter of 2021, as well as the expected continued growth of sales of Grizzly Creek Naturals CBD and other products by Big Sky American. Nevertheless, we expect to incur operating losses through at least September 30, 2021.

Further, because of our current lack of capital and the current lack of brand name awareness of MiteXstream, Grizzly Creek Naturals and Black Bird American Hemp, we cannot predict the levels of our future revenues. However, based on informal testing done by, and discussions with, cannabis (marijuana and industrial hemp) cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

Plan of Operation

MiteXstream. Pursuant to our agreement with Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of our directors, Fabian G. Deneault, Eric Newlan and L. A. Newlan, Jr., Black Bird possesses the exclusive rights, even as to Touchstone, to manufacture, sell and distribute MiteXstream. The exclusivity granted would be reduced to a status of non-exclusivity, should be fail to manufacture at least 2,500 gallons of concentrate in any year during the term of the MiteXstream Agreement; provided, however, that such minimum required is deemed to have been satisfied through December 31, 2022. We are required to pay Touchstone a royalty of $10 per gallon of MiteXstream manufactured by us or by any sublicensee of ours. For no further consideration, we were granted the rights to use the “MiteXstream” trademark and the “Harnessing the Power of Water” trademark.

Based on informal testing done by, and discussions with, cannabis cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. However, no prediction can be made in this regard.

Effective December 16, 2020, MiteXstream was approved as a biopesticide by the U.S. Environmental Protection Agency (EPA Reg. No. 95366-1). We have begun to seek approval for use of MiteXstream in the various states; the state approval process takes between one and eight months, variously. To date, MiteXstream is approved for sale in Nevada, Colorado and Montatna. Until we obtain the required pesticide certification in a state, we will not sell any MiteXstream. In addition, we intend to seek approval of MiteXstream in countries around the world, although no specific time for such actions has been set.

We have begun to market MiteXstream through channels known to our management. However, it is our intention to secure a small number of established distributors through which to sell MiteXstream in the United States. There is no assurance we will be successful in these efforts.

In March 2021, we entered into a distribution agreement with IFC Fulfillment Company (“IFC”), a Los Angeles-based export firm, whereby IFC was appointed the exclusive distributor for MiteXstream in China, Hong Kong and Taiwan. Our Director, Jack Jie Qin, a Company director, facilitated the signing of the IFC Agreement. As of the date of this Quarterly Report, IFC has not made a sales of MiteXstream.

CBD Products. We have created “Grizzly Creek Naturals” as the brand name for our CBD-related products, which are manufactured by our company using CBD purchased from third parties. Once we begin producing commercial quantities of industrial hemp and extracting the CBD therefrom, we will begin to use all of our own CBD and supplement it with CBD from third parties, as necessary.

We currently manufacture and sell have expanded our line of Grizzly Creek Naturals CBD products, including CBD Oils and Gummies, CBD Topicals and CBD dog treats. We also manufacture and sell hand sanitizer gel and spray products (without CBD) under our Grizzly Creek Naturals brand to distributors, directly to retail customers and directly to consumers through our website.

Distribution.

In-House Distribution. Since it began to manufacture and sell its CBD products in mid-2019, Black Bird as self-distributed its products. In December 2020, these distribution efforts we formalized with the formation of Big Sky American. Big Sky American currently distributes the Grizzly Creek Naturals products to approximately 50 retail locations in Western Montana. In February 2021, Big Sky American purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash.

Website. We sell our products to consumers through our website: www.grizzlycreeknaturals.com.

Third-Party Distributors. Since the third quarter of 2019, Black Bird has entered into separate distribution agreements with four distributors. The only one of these distributors who has significantly impacted our sales is Raghorn Wholesale (Raghorn). Raghorn has become our largest customer. Raghorn does not distribute our Grizzly Creek Naturals CBD products.

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

Financial Condition, Liquidity and Capital Resources

Capital Sources.

Third-Party Loans. In April 2020, our company obtained a total of $50,000 in loans from two third parties ($25,000 from each). In consideration of each loan, we issued a $25,000 face amount convertible promissory note that bears interest at 10% per annum, with principal and interest due in January 2021. Each such convertible promissory note may be converted into shares of our common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020. In November 2020, one of such $25,000 face amount convertible promissory notes, including $3,000 in accrued interest, was paid in full. The remaining $25,000 loan is past due, as of the date of this Quarterly Report.

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

In April 2021, our company obtained a loan from a third party which netted us $68,750 in proceeds. In consideration of such loan, we issued a $68,750 face amount convertible promissory note that bears interest at 12% per annum, with principal and interest due in April 2022. We have the right to repay such convertible promissory note at a premium ranging from 125% to 145% of the face amount. Such convertible promissory note may be converted into shares of our common stock at a conversion price equal to the lower of 61% of the market price of our common stock on the date of issuance of such convertible promissory note and the date of conversion, any time after October 22, 2021.

Regulation A Offering. In May 2020, our company filed an Offering Statement on Form 1-A (File No. 254-11215) (the “Regulation A Offering”) with SEC with respect to 70,000,000 shares of common stock, as amended, which was qualified by the SEC on August 4, 2020. For the three months ended March 31, 2021, we sold a total of 4,875,000 shares of common stock for a total of $195,000 in cash, under the Regulation A Offering.There is no assurance that we will further derive any funds pursuant to the Regulation A Offering.

March 31, 2021. At March 31, 2021, our company had $75,788 (unaudited) in cash and a working capital deficit of $134,700 (unaudited), compared to $52,974 in cash and a working capital deficit of $7,609 at December 31, 2020. The change in our working capital position from December 31, 2020, to March 31, 2021, is attributable primarily to our applying $200,000 in available cash to the purchase of distribution assets in February 2021.

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

Off Balance Sheet Arrangements

As of March 31, 2021, and December 31, 2020, there were no off-balance sheet arrangements. We have entered into operating leases for two facilities, as follows:

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

Capital Expenditures

We made capital expenditures of $206,000 during the three months ended March 31, 2021, which included the purchase of distribution assets ($200,000) used by Big Sky American and the purchase of other distribution-related assets. Without obtaining additional capital, we will not be able to make any capital expenditures.

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

As of the quarter ended March 31, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we issued a total of 4,875,000 shares of common stock under our ongoing Regulation A offering for a total of $195,000 in cash. These funds were used to purchase distribution assets.

Also during the three months ended March 31, 2021: (a) we issued a total of 150,000 shares of our common stock, 50,000 shares in each of January, February and March, to a third-party consultant, Leonard Tucker, LLC, which shares were valued at $0.0406 per share ($2,030, in the aggregate), $0.0534 per share ($2,670, in the aggregate) and $0.0436 per share ($2,180), respectively; and (b) we issued 2,000,000 shares of our common stock to a third party, SE Holdings, LLC, as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021
31.2	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021
32.1

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021

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

DIGITAL DEVELOPMENT PARTNERS, INC.

Dated: May 24, 2021	By:	/s/ FABIAN G. DENEAULT
Fabian G. Deneault
President (Principal Executive Officer)

