Form 10-Q
period 2021-06-30
Black Bird Biotech, Inc.
filed 2021-08-23
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2021
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File No. 000-52828

Black Bird Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 190,580,461 as of August 23, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	6/30/21	12/31/20
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,746	$52,974
Other current assets
Accounts receivable	4,773	39,676
Inventory	75,743	13,500
Pre-paid expenses	230,889
Total current assets	378,151	106,150
OTHER ASSETS
Deposit - asset purchase	---	20,000
Fixtures and equipment	13,838	---
Intangible asset	147,778	---
Total other assets	161,616	20,000
TOTAL ASSETS	$539,767	$126,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$47,142	$46,253
Accrued interest payable	14,488	2,201
Due to related party	48,975	4,470
Third-party notes payable, net of loan fees of $48,625 and debt discount of $8,750	256,375	45,617
Total current liabilities	366,980	98,541
TOTAL LIABILITIES	$366,980	$98,541

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 325,000,000 shares authorized, 184,025,000 and 164,925,000 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	$184,025	$164,925
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	1,273,690	703,353
Retained earnings (accumulated deficit)	(1,283,928)	(839,669)
Total stockholders’ equity	172,787	27,609
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$539,767	$126,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Sales		$33,005		$29,971		$35,212		$35,874
Cost of goods sold		22,110		9,333		23,631		13,265
Gross profit (loss)		10,895		20,638		11,581		22,609
Expense
Consulting services		78,440		4,299		117,787		39,299
Website expense		6,913		2,456		9,927		3,334
Legal and professional services		5,100		19,625		43,773		42,950
Product distribution and development costs		---		4,121		---		4,121
Beneficial conversion expense		---		6,664		---		6,664
Advertising and marketing		3,712		---		5,078		---
License fee		335		---		1,669		---
Rent		1,860		---		6,660		---
General and administrative		98,657		20,018		193,559		31,329
Total expenses		195,017		57,183		378,453		127,697
Net operating loss		(184,122)		(36,545)		(366,872)		(105,088)
Other expense
Amortization		(31,667)		---		(42,222)		---
Interest expense		(48,907)		(50)		(63,089)		(61)
Depreciation expense		(1,118)		---		(1,864)		---
Total other income (expense)		(81,692)		(50)		(107,175)		(61)
Profit (loss) before taxes		(265,814)		(36,595)		(474,047)		(105,149)
Income tax expense		---		---		---
Net profit (loss)		(265,814)		$(36,595)		(474,047)		$(105,149)
Net profit (loss) per common share
Basic	$	(-)	$	(-)	$	(-)	$	(-)
Diluted	$	(-)	$	(-)	$	(-)	$	(-)
Weighted average number of common shares outstanding:
Basic		175,735,164		150,164,560		172,040,746		150,088,874
Diluted		192,758,214		150,164,560		188,368,033		150,088,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2020	164,925,000	164,925	(1,000)	703,353	(839,669)	27,609
Effect of adoption of ASU 2020-06	---	---	---	(56,343)	29,788	(26,555)
Stock issued for cash	4,875,000	4,875	---	190,125	---	195,000
Stock issued for services	150,000	150	---	6,730	---	6,880
Stock issued for commitment fee	2,000,000	2,000	---	63,000	---	65,000
Net loss	---	---	---	---	(208,233)	(208,233)
Balance, March 31, 2021	171,950,000	$171,950	$(1,000)	$906,865	$(1,018,114)	$59,701
Stock issued for cash	3,125,000	3,125	---	96,875	---	100,000
Stock issued for services	450,000	450	---	13,050	---	13,500
Stock issued for services	8,000,000	8,000	---	242,400	---	250,400
Stock issued for services	500,000	500	---	14,500	---	15,000
Net loss	---	---	---	---	(265,814)	(265,814)
Balance, June 30, 2021	184,025,000	$184,025	$(1,000)	$1,273,690	$(1,283,928)	$172,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020 (unaudited) (cont.)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2019	85,970,665	$85,971	$ ---	$7,488,946	$(8,715,712)	$(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)	---	79,265	---	---
Stock issued for debt cancellation	23,294,335	23,294	---	1,109,803	---	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000	(1,000)	(4,055)	---	114,945
Inventory contributed to additional paid-in capital by related party	---	---	---	399	---	399
Stock issued for services	100,000	100	---	7,900	---	8,000
Net loss	---	---	---	---	(68,554)	(68,554)
Balance, March 31, 2020	150,100,000	$150,100	$(1,000)	$8,682,258	$(8,784,266)	$47,092
Stock issued for cash	125,000	125	---	2,375	---	2,500
Beneficial conversion related to convertible debt	---	---	---	29,990	---	29,990
Net loss	---	---	---	---	(36,595)	(36,595)
Balance, June 30, 2020	150,225,000	$150,125	$(1,000)	$8,714,623	$(8,820,861)	$42,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(474,047)		$(105,149)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services		68,391		8,000
Non-cash beneficial conversion expense		---		6,664
Amortization		42,222		---
Accumulated depreciation		1,864		---
Accounts receivable		(4,773)		---
Amortization of financing fees		50,803		---
Debt amortization		---		---
Prepaid expense		---		---
Accrued interest		12,287		61
Inventory		(36,067)		(31,845)
Accrued expenses		889		4,903
Net cash used for operating activities		(338,431)		(117,366)
CASH FLOWS FROM INVESTING ACTIVITIES
Machinery and equipment		---		(519)
Asset purchase		(180,000)		---
Purchase of furniture and equipment		(5,702)		---
Net cash used for investing activities		(185,702)		(519)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable - related party		---		6,670
Financing fees paid		(16,750)		---
Proceeds from loan payable		273,750		50,000
Proceeds from issuance of common stock		295,000		2,500
Net advances from related party		44,505		---
Repayment of note payable		(58,600)		---
Net cash provided by financing activities		537,905		59,170
Net increase (decrease) in cash and cash equivalents		13,772		(58,715)
Cash and cash equivalents at beginning of period		52,974		85,969
Cash and cash equivalents at end of period		$66,746		$27,254

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay related party debt	$	---		$1,133,067
Common stock issued for commitment fee		$65,000	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$	---	$	---
Interest paid	$	---

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

These unaudited interim consolidated financial statements, as of June 30, 2021, and for the six months ended June 30, 2021 and 2020, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2021. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission.

Nature of Operations

Black Bird Biotech, Inc. (formerly Digital Development Partners, Inc.) (the “Company”) was incorporated in the State of Nevada in 2006 under the name “Cyprium Resources Inc.”, which was changed to “Digital Development Partners, Inc.” in August 2009. Effective June 14, 2021, the Company’s name change to “Black Bird Biotech, Inc.” Through 2014, the Company was involved, first, in the mining industry and, then, in the communications industry.

From 2015 until the January 1, 2020 acquisition of Black Bird Potentials Inc., a Wyoming corporation (“BB Potentials”), the Company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company’s Board of Directors has adopted the business plan of BB Potentials and the Company’s ongoing operations now include those of BB Potentials. References to “the Company” include BB Potentials, as well as its other wholly-owned subsidiaries: Big Sky American Dist., LLC, a Montana limited liability company, and Black Bird Hemp Manager, LLC, a Montana limited liability company.

The Company is the exclusive worldwide manufacturer and distributor for MiteXstreamTM, an EPA-certified plant-based biopesticide effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee and house plants, as well as molds and mildew.

The Company also manufactures and sells, under its Grizzly Creek NaturalsTM brand name, CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, as well as hand sanitizer gel and spray products. In addition, BB Potentials is a licensed grower of industrial hemp under the Montana Hemp Pilot Program.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of June 30, 2021, and December 31, 2020.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are potential dilutive securities as of June 30, 2021 and 2020.

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

During the six months ended June 30, 2021, the cumulative effect of the changes on retained earnings is $29,788, additional paid-in-capital is $56,343 and notes payable is $26,555, as reflected in the accompanying financial statements. During the six months ended June 30, 2021 the effect on EPS would be unchanged after the adoption of ASU 2020-06.

3. ACQUISITION OF BLACK BIRD POTENTIALS INC.

Effective January 1, 2020, the Company consummated a plan and agreement of merger (the “Merger Agreement”) with Black Bird Potentials Inc., a Wyoming corporation (BB Potentials), pursuant to which BB Potentials became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of BB Potentials and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

Due to the effects of the “reverse merger” acquisition of BB Potentials occurring effective January 1, 2020, in accordance with ASC 805 Business Combinations, the presentation of the financial statements represents the continuation of BB Potentials, the accounting acquirer, except for the legal capital structure. Historical shareholders’ equity of the Company, the accounting acquiree, has been adjusted to reflect the recapitalization. Retained earnings (deficit) of the BB Potentials, the accounting acquirer have been carried forward after the acquisition and operations prior to the merger are those of BB Potentials, the accounting acquirer. Earnings per share for periods prior to the merger have been adjusted to reflect the recapitalization.

4. COMMON STOCK

Common Stock Issued for Cash

During the six months ended June 30, 2021, the Company sold (a) a total of 4,875,000 shares of its common stock for a total of $195,000, or $.04 per share, in cash, and (b) a total of 3,125,000 shares of its common stock for a total of $100,000, or $.032 per share, in cash, under its Regulation A Offering.

Common Stock Issued for Services

2021

In June 2021, the Company issued 500,000 shares of common stock to its Chief Financial Officer and Director, William E. Sluss, as a retention bonus, which shares were valued at $.03 per share, or $15,000, in the aggregate.

In May 2021, the Company issued 8,000,000 shares of common stock to a third-party consultant pursuant to a consulting agreement, which shares were valued at $.0313 per share, or $250,400, in the aggregate. The term of the consulting agreement expires in May 2022.

In April 2021, the Company issued 450,000 shares of common stock to a third-party consultant pursuant to a consulting agreement, which shares were valued at $.03 per share, or $13,500, in the aggregate. The term of the consulting agreement expired in June 2021.

In February 2021, the Company issued 2,000,000 shares of its common stock to a third party as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

Pursuant to a consulting agreement, in January, February and March 2021, the Company issued a total of 150,000 shares (50,000 shares each month) of its common stock to a third-party consultant, which shares were valued at $0.0406 per share ($2,030, in the aggregate), $0.0534 per share ($2,670, in the aggregate) and $0.0436 per share ($2,180, in the aggregate), respectively.

2020

In March 2020, the Company issued 100,000 shares of common stock to two third-party consultants pursuant to a consulting agreement, which shares were valued at $.08 per share, or $8,000, in the aggregate. The term of the consulting agreement expired in September 2020.

Acquisition of BB Potentials

Effective January 1, 2020, the Company consummated the Merger Agreement with BB Potentials. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of BB Potentials and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

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

Debt Forgiveness Agreements

In conjunction with the Merger Agreement, the Company entered into debt forgiveness agreements with related parties, as follows:

EFT Holdings, Inc. The Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

EF2T, Inc. The Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

Astonia LLC. The Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest.

5. NEW MITEXSTREAM AGREEMENT

In February 2021, BB Potentials entered into a Manufacturing, Sales and Distribution License Agreement (the “New MiteXstream Agreement”) with a related party, Touchstone Enviro Solutions, Inc., which replaced a prior similar agreement (the “Original MiteXstream Agreement”) and served to expand BB Potentials’ rights with respect to MiteXstream, an EPA-registered biopesticide. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

6. ASSET PURCHASE AGREEMENT

In December 2020, a newly-formed subsidiary of the Company, Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”), which distributes the Company’s Grizzly Creek Naturals CBD and other consumer products in Western Montana, entered into an asset purchase agreement (the “Big Sky APA”), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash, in February 2021. The purchased assets consisted of $10,000 of furniture and equipment and $190,000 of an intangible asset, a customer list, which is being amortized over 18 months.

7. INTANGIBLE ASSET

The Company has an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and is being amortized over 18 months. The Company recorded amortization expense in the amount of $42,222 for the six months ended June 30, 2021. As of June 30, 2021, the intangible asset net of accumulated amortization is $147,778. Amortization expense for 2021 is estimated to be $105,556.

8. CONVERTIBLE PROMISSORY NOTES

GPL Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from GPL Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the “GPL Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. The GPL Note was convertible into shares of the Company’s common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

At June 30, 2020, accrued interest on the GPL Note was $417.

In November 2020, the GPL Note, including accrued interest, was repaid in full in the amount of $28,000 ($25,000 in principal and $3,000 in interest).

Tri-Bridge Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from Tri-Bridge Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the “Tri-Bridge Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. Tri-Bridge Note is convertible into shares of the Company’s common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

At June 30, 2021 and 2020, accrued interest on the Tri-Bridge Note was $2,917 and $417, respectively.

At June 30, 2021, the Tri-Bridge Note was past due.

EMA Financial, LLC. In December 2020, the Company obtained a loan from EMA Financial, LLC which netted us $50,000 in proceeds. In consideration of such loan, the Company issued a $58,600 face amount convertible promissory note (the “EMA Note”), with OID of $4,100, bearing interest at 10% per annum, with principal and interest due in September 2021. The Company had the right to repay the EMA Note at a premium ranging from 120% to 145% of the face amount. The EMA Note was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 60% of the market price of the Company’s common stock on the date of issuance of the EMA Note and the date of conversion, any time after June 15, 2021.

In June 2021, the EMA Note was repaid in full in the amount of $93,697.70, as follows: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium.

Power Up Lending Group Ltd. In January 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $52,000 in proceeds. In consideration of such loan, the Company issued a $55,500 face amount convertible promissory note (“Power Up Note #1”) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company had the right to repay the Power Up Note #1 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #1 was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #1 and the date of conversion, any time after July 14, 2021.

At June 30, 2021, no portion of the Power Up Note #1 had been repaid by the Company.

Subsequent to June 30, 2021, during July 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows (See Note 14. Subsequent Events):

Amount Converted	Conversion Price Per Share	Number Shares
$15,000	$0.0162	925,926
$20,000	$0.0143	1,398,601
$20,500	$0.0143	1,666,434
Total Converted: $55,500		Total Shares: 3,990,961

SE Holdings, LLC. In February 2021, the Company obtained a loan from SE Holdings LLC which netted the Company $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000 face amount promissory note (the “SE Holdings Note”), with OID of $15,000, bearing interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in July 2021. The Company has the right to repay the SE Holdings Note at any time. Should the Company default on SE Holdings Note, the SE Holdings Note becomes convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company’s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of the SE Holdings Note. In addition, the Company issued 2,000,000 shares of its common stock to SE Holdings as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

At June 30, 2021, no portion of the SE Holdings Note had been repaid by the Company.

Power Up Lending Group Ltd. In February 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $43,500 in proceeds. In consideration of such loan, the Company issued a $43,500 face amount convertible promissory note (“Power Up Note #2”) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company has the right to repay the Power Up Note #2 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #2 may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #2 and the date of conversion, any time after August 17, 2021.

At June 30, 2021, no portion of the Power Up Note #2 had been repaid by the Company.

Power Up Lending Group Ltd. In April 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $68,750 in proceeds. In consideration of such loan, the Company issued a $68,750 face amount convertible promissory note (“Power Up Note #3”) bearing interest at 12% per annum, with principal and interest due in April 2022. The Company has the right to repay the Power Up Note #3 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #3 may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #3 and the date of conversion, any time after October 22, 2021.

At June 30, 2021, no portion of the Power Up Note #3 had been repaid by the Company.

9. STOCKHOLDER RECEIVABLE

At June 30, 2021, and December 31, 2020, cash relating to a stockholder receivable of BB Potentials for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of BB Potentials. The stockholder receivable relates to 42,885 shares of Company common stock.

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

In April 2021, the Company amended its Articles of Incorporation to change its corporate name to “Black Bird Biotech, Inc.” and submitted such filing to FINRA for approval thereof, which amendment became effective June 14, 2021.

11. RELATED PARTY TRANSACTIONS

Acquisition of BB Potentials

Effective January 1, 2020, the Company consummated the Merger Agreement with BB Potentials. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of BB Potentials and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

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

Debt Forgiveness Agreements

In conjunction with the Merger Agreement, the Company entered into debt forgiveness agreements with related parties, as follows:

EFT Holdings, Inc. The Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

EF2T, Inc. The Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

Astonia LLC. The Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest

Advances from Related Parties

Six Months Ended June 30, 2021. During the six months ended June 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At June 30, 2021, $50,000 of such loan had been repaid and we owed Mr. Newlan $43,697.70.

At June 30, 2021, the Company owed EF2T, Inc. $773 and Astonia LLC $4,470.

Six Months Ended June 30, 2020. During the six months ended June 30, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of June 30, 2021 and 2020, the Company owed Astonia LLC $4,470 and $4,470 in principal, respectively, and $321 and $61 in accrued and unpaid interest, respectively.

Stock Issued for Bonus

In June 2021, the Company issued 500,000 shares of common stock to its Chief Financial Officer and Director, William E. Sluss, as a retention bonus, which shares were valued at $.03 per share, or $15,000, in the aggregate.

New MiteXstream Agreement

In February 2021, BB Potentials entered into a Manufacturing, Sales and Distribution License Agreement (the “New MiteXstream Agreement”) with a related party, Touchstone Enviro Solutions, Inc., which replaced a prior similar agreement (the “Original MiteXstream Agreement”) and served to expand BB Potentials’ rights with respect to MiteXstream, an EPA-registered biopesticide. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

12. LOANS PAYABLE - RELATED PARTIES

Six Months Ended June 30, 2021. During the six months ended June 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At June 30, 2021, $50,000 of such loan had been repaid and we owed Mr. Newlan $43,697.70.

Six Months Ended June 30, 2020. During the six months ended June 30, 2020, the Company entered into three separate debt forgiveness agreements with related parties:

EFT Holdings, Inc. The Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

EF2T, Inc. The Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

Astonia LLC. The Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest.

During the six months ended June 30, 2020, advances of $3,000 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of June 30, 2021 and 2020, the Company owed Astonia LLC $4,470 and $4,470 in principal, respectively, and $321 and $61 in accrued and unpaid interest, respectively.

13. REGIONAL DEVELOPMENT AND DISTRIBUTION AGREEMENT

In March 2020, BB Potentials entered into a regional development and distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”), who will focus on distribution of BB Potentials’ products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute BB Potentials’s products anywhere in the United States. Due to local restrictions relating to the COVID-19 pandemic, as of June 30, 2021, the Tri-State Distributor had not yet begun its distribution efforts.

14. SUBSEQUENT EVENTS

Consulting Agreement

In July 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue 167,000 shares of its common stock for each month of the six-month term of such agreement, a total of 1,002,000 shares.

Common Stock Issued for Cash

In July 2021, the Company sold a total of 1,562,500 shares of its common stock for a total of $50,000, or $0 .032 per share, in cash, under its Regulation A Offering.

Common Stock Issued for Services

In July 2021, the Company issued 1,002,000 shares of its common stock to a third party consultant, which shares were valued at $0.039 per share, or $39,078, in the aggregate.

Common Stock Issued Under Convertible Promissory Note

Subsequent to June 30, 2021,during July 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,000	$0.0162	925,926
$20,000	$0.0143	1,398,601
$20,500	$0.0143	1,666,434
Total Converted: $55,500		Total Shares: 3,990,961

Termination of Regulation A Offering

In August 2021, the Company’s Offering Statement on Form 1-A (File No. 254-11215), which was qualified by the SEC on August 4, 2020, expired.

Convertible Promissory Note

Power Up Lending Group Ltd. In August 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $78,750 in proceeds. In consideration of such loan, the Company issued a $78,750 face amount convertible promissory note (“Power Up Note #4”) bearing interest at 12% per annum, with principal and interest due in August 2022. The Company has the right to repay the Power Up Note #4 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #4 may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #4 and the date of conversion, any time after February 13, 2022.

Other

Management has evaluated subsequent events through August 23, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effects of COVID-19

As of the date of this Quarterly Report, there remain significant uncertainties regarding the current novel Coronavirus (COVID-19) pandemic (including the ongoing impact of its “delta variant”), including the scope of health issues, the possible duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause in the future.

To date, the COVID-19 pandemic has had a discernable short-term negative impact on the ability of our company to obtain capital needed to accelerate the development of our business, as well as to obtain needed inventory, due to supply chain delays. We are unable to predict when such limitations will ease.

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

Basis of Presentation

Our company was a “shell company” from 2014 through all of 2019. Effective January 1, 2020, we acquired Black Bird Potentials Inc. (“BB Potentials”), in a transaction accounted for as a “reverse merger”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (“BB Potentials”), Big Sky American Dist., LLC (“Big Sky American”) and Black Bird Hemp Manager, LLC.

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

Change in Accounting Principle. In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. Our company has early adopted ASU 2020-06 for the year beginning January 1, 2021.

Overview and Outlook

With the acquisition of BB Potentials effective January 1, 2020, BB Potentials’ operations became the operations of our company.

Through BB Potentials, our company is the exclusive worldwide manufacturer and distributor of MiteXstream, an EPA-registered plant-based biopesticide (EPA Reg. No. 95366-1) effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee, and house plants, as well as molds and mildew. Also through BB Potentials, we manufacture and sell CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, as well as hand sanitizer gel and spray products, under the Grizzly Creek Naturals brand name. Big Sky American distributes our Grizzly Creek Naturals products, as well as an array of other consumer retail products, in Western Montana. In addition, BB Potentials is a licensed grower of industrial hemp under the Montana Hemp Pilot Program and has established “Black Bird American Hemp” as the brand name under which these efforts will be conducted.

Principal Factors Affecting Our Financial Performance

Following our acquisition of BB Potentials, our future operating results can be expected to be primarily affected by the following factors:

•	our ability to establish and maintain the value proposition of our MiteXstream biopesticide, vis-a-vis other available pest control products;

•	our ability to generate sales channels for MiteXstream; and

•	our ability to contain our operating costs.

Results of Operations

Six Months Ended June 30, 2021 (“Interim 2021”) and 2020 (“Interim 2020”). Beginning in April 2021, Big Sky American began its consumer product distribution operations in Northwest Montana, which had a positive impact on our operating results for the second quarter of 2021, when compared to our operating results for the first quarter of 2021. During Interim 2021, our business operations generated $35,212 (unaudited) in revenues from sales of consumer products, including our Grizzly Creek Naturals products, with a cost of goods sold of $23,631 (unaudited), resulting in a gross profit of $11,581 (unaudited). During Interim 2020, our business operations generated $35,874 (unaudited) in revenues from consumer product sales, including sales of our Grizzly Creek Naturals products, with a cost of goods sold of $13,265 (unaudited), resulting in a gross profit of $22,609 (unaudited).

During Interim 2021, we incurred operating expenses of $378,453 (unaudited), which were comprised of $117,787 (unaudited) in consulting services, $9,927 (unaudited) in website expenses, $43,773 (unaudited) in legal and professional services, $-0- (unaudited) for product license, $6,660 (unaudited) in rent, $5,078 (unaudited) in advertising and marketing expense and $193,559 (unaudited) in general and administrative expense, resulting in a net loss of $(474,047) (unaudited).

During Interim 2020, we incurred operating expenses of $127,697 (unaudited), which were comprised of $39,299 (unaudited) in consulting services, $3,334 (unaudited) in website expenses, $42,950 (unaudited) in legal and professional services and $31,329 (unaudited) in general and administrative expense, resulting in a net loss of $(105,149) (unaudited).

We expect that our revenues will increase from quarter to quarter, beginning with the third quarter of 2021 based on two primary circumstances: (1) sales of MiteXstream are expected to begin during the last half of the third quarter of 2021; and (2) the operations of Big Sky American are expected to expand over time. There is no assurance that material sales of MiteXstream will be realized or that the operations of Big Sky American will yield increased sales. We expect to incur operating losses through at least the fourth quarter of 2021.

Further, because of our current lack of capital and the current lack of brand name awareness of MiteXstream and Grizzly Creek Naturals, we cannot predict the levels of our future revenues. However, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

Plan of Operation and Recent Developments

MiteXstream. Pursuant to our agreement with Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of our directors, Fabian G. Deneault, Eric Newlan and L. A. Newlan, Jr., BB Potentials possesses the exclusive rights, even as to Touchstone, to manufacture, sell and distribute MiteXstream. The exclusivity granted would be reduced to a status of non-exclusivity, should be fail to manufacture at least 2,500 gallons of concentrate in any year during the term of the MiteXstream Agreement; provided, however, that such minimum required is deemed to have been satisfied through December 31, 2022. We are required to pay Touchstone a royalty of $10 per gallon of MiteXstream manufactured by us or by any sublicensee of ours. For no further consideration, we were granted the rights to use the “MiteXstream” trademark and the “Harnessing the Power of Water” trademark.

Based on informal testing done by, and discussions with, cannabis cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. However, no prediction can be made in this regard.

Effective December 16, 2020, MiteXstream was approved as a biopesticide by the U.S. Environmental Protection Agency (EPA Reg. No. 95366-1). We have begun to seek approval for use of MiteXstream in the various states; the state approval process takes between one and eight months, variously. To date, MiteXstream is approved for sale in six states, Nevada, Colorado, Washington, Oregon, Montana and Kentucky, with applications pending in nine additional states, including California. Until we obtain the required pesticide certification in a state, we will not sell any MiteXstream. In addition, we intend to seek approval of MiteXstream in countries around the world, although no specific time for such actions has been set.

We have begun to market MiteXstream through channels known to our management. However, until July 2021, supply chain interruptions prevented us from producing commercial quantities. These supply chain interruptions have been resolved and sales of MiteXstream are expected to begin in the last half of the third quarter of 2021.

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

When we obtain sufficient capital, it is our intention to hire a national sales director. There is no assurance that we will be able to achieve this objective. In any event, we have begun efforts to secure a a small number of established distributors through which to sell MiteXstream in the United States and internationally. There is no assurance we will be successful in these efforts.

CBD and Other Consumer Products. We have created “Grizzly Creek Naturals” as the brand name for our CBD-related products, which are manufactured by our company using CBD purchased from third parties. We currently manufacture and sell our line of Grizzly Creek Naturals CBD products, including CBD Oils and Gummies, CBD Topicals and CBD dog treats. We also manufacture and sell hand sanitizer gel and spray products (without CBD) under our Grizzly Creek Naturals brand. In addition, since the operations of Big Sky American commenced in April 2021, we sell an array of consumer products, including Grizzly Creek Naturals product, to approximately 250 customers located in Western Montana.

Distribution. When it began to manufacture and sell our CBD products in mid-2019, BB Potentials self-distributed its products. In December 2020, these distribution efforts we formalized with the formation of Big Sky American. In February 2021, Big Sky American purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash. Big Sky American currently distributes the Grizzly Creek Naturals products to approximately 250 retail locations in Western Montana.

Website. We sell our Grizzly Creek Naturals CBD products to consumers through our website: www.grizzlycreeknaturals.com.

Financial Condition, Liquidity and Capital Resources

Capital Sources.

Regulation A Offering. In May 2020, our company filed an Offering Statement on Form 1-A (File No. 254-11215) (the “Regulation A Offering”) with SEC with respect to 70,000,000 shares of common stock, as amended, which was qualified by the SEC on August 4, 2020. For the six months ended June 30, 2021, we sold a total of 4,875,000 shares of common stock for a total of $195,000 in cash, under the Regulation A Offering. Subsequent to June 30, 2021, we sold a total of 1,562,500 shares of our common stock for a total of $50,000 under our Regulation A Offering. In August 2021, our Offering Statement expired.

Third-Party Loans.

GPL Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from GPL Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the “GPL Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. The GPL Note was convertible into shares of the Company’s common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

At June 30, 2020, accrued interest on the GPL Note was $417.

In November 2020, the GPL Note, including accrued interest, was repaid in full in the amount of $28,000 ($25,000 in principal and $3,000 in interest).

Tri-Bridge Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from Tri-Bridge Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the “Tri-Bridge Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. Tri-Bridge Note is convertible into shares of the Company’s common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

At June 30, 2021 and 2020, accrued interest on the Tri-Bridge Note was $2,917 and $417, respectively.

At June 30, 2021, the Tri-Bridge Note was past due.

EMA Financial, LLC. In December 2020, the Company obtained a loan from EMA Financial, LLC which netted us $50,000 in proceeds. In consideration of such loan, the Company issued a $58,600 face amount convertible promissory note (the “EMA Note”), with OID of $4,100, bearing interest at 10% per annum, with principal and interest due in September 2021. The Company had the right to repay the EMA Note at a premium ranging from 120% to 145% of the face amount. The EMA Note was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 60% of the market price of the Company’s common stock on the date of issuance of the EMA Note and the date of conversion, any time after June 15, 2021.

In June 2021, the EMA Note was repaid in full in the amount of $93,697.70, as follows: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium.

Power Up Lending Group Ltd. In January 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $52,000 in proceeds. In consideration of such loan, the Company issued a $55,500 face amount convertible promissory note (“Power Up Note #1”) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company had the right to repay the Power Up Note #1 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #1 was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #1 and the date of conversion, any time after July 14, 2021.

At June 30, 2021, no portion of the Power Up Note #1 had been repaid by the Company.

Subsequent to June 30, 2021, during July 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,000	$0.0162	925,926
$20,000	$0.0143	1,398,601
$20,500	$0.0143	1,666,434
Total Converted: $55,500		Total Shares: 3,990,961

SE Holdings, LLC. In February 2021, the Company obtained a loan from SE Holdings LLC which netted the Company $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000 face amount promissory note (the “SE Holdings Note”), with OID of $15,000, bearing interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in July 2021. The Company has the right to repay the SE Holdings Note at any time. Should the Company default on SE Holdings Note, the SE Holdings Note becomes convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company’s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of the SE Holdings Note. In addition, the Company issued 2,000,000 shares of its common stock to SE Holdings as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

At June 30, 2021, no portion of the SE Holdings Note had been repaid by the Company.

Power Up Lending Group Ltd. In February 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $43,500 in proceeds. In consideration of such loan, the Company issued a $43,500 face amount convertible promissory note (“Power Up Note #2”) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company has the right to repay the Power Up Note #2 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #2 may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #2 and the date of conversion, any time after August 17, 2021.

At June 30, 2021, no portion of the Power Up Note #2 had been repaid by the Company.

Power Up Lending Group Ltd. In April 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $68,750 in proceeds. In consideration of such loan, the Company issued a $68,750 face amount convertible promissory note (“Power Up Note #3”) bearing interest at 12% per annum, with principal and interest due in April 2022. The Company has the right to repay the Power Up Note #3 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #3 may be converted into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #3 and the date of conversion, any time after October 22, 2021.

At June 30, 2021, no portion of the Power Up Note #3 had been repaid by the Company.

June 30, 2021. At June 30, 2021, our company had $66,476 (unaudited) in cash and had working capital of $11,171 (unaudited), compared to $52,974 in cash and a working capital deficit of $7,609 at December 31, 2020. The change in our working capital position from December 31, 2020, to June 30, 2021, is attributable primarily to our applying $200,000 in available cash to the purchase of distribution assets in February 2021.

Our company’s current cash position of approximately $90,000 is adequate for our company to maintain its present level of operations through the remainder 2021. However, we must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Inflation

Our management believes economic conditions point toward significant inflationary pressures arising in the near future. However, no prediction can be made in this regard and, further, no prediction can be made with respect to how the potential impact any inflation would affect our results of operations.

Seasonality

For the foreseeable future, we expect that our operating results will be impacted by the seasonality of farming operations, including cannabis grow operations. However, we are currently unable to predict the level to which such seasonality will impact our business.

Off Balance Sheet Arrangements

As of June 30, 2021, and December 31, 2020, there were no off-balance sheet arrangements. We have entered into operating leases for two facilities, as follows:

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

Capital Expenditures

We made capital expenditures of $185,702 during the six months ended June 30, 2021, which included the purchase of distribution assets used by Big Sky American and the purchase of other distribution-related assets. Without obtaining additional capital, we will not be able to make any capital expenditures.

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

As of the quarter ended June 30, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we issued a total of 3,125,000 shares of common stock under our Regulation A offering for a total of $100,000 in cash. These funds were used for operating expenses.

Also during the three months ended June 30, 2021: (a) we issued 450,000 shares of our common stock to a third-party consultant, Milestone Management Services, LLC, which shares were valued at $0.03 per share ($13,500, in the aggregate); (b) we issued 8,000,000 shares of our common stock to a third-party consultant, New to the Street Group, LLC, which shares were valued $0.313 per share ($250,400, in the aggregate); and (c) we issued 500,000 shares of our common stock to one of our officers and directors, William E. Sluss, as retention bonus, which shares were valued at $0.03 per share ($15,000, in the aggregate).

Subsequent to June 30, 2021, we issued a total of 1,562,500 shares of common stock under our Regulation A offering for a total of $50,000 in cash. These funds were used for operating expenses.

Also Subsequent to the three months ended June 30, 2021, we issued 1,002,000 shares of our common stock to a third-party consultant, Milestone Management Services, LLC, which shares were valued at $0.039 per share ($39,078, in the aggregate).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

31.2	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

32.1

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

____________

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BIRD BIOTECH, INC.

Dated: August 23, 2021	By:	/s/ FABIAN G. DENEAULT
Fabian G. Deneault
President (Principal Executive Officer)

