Form 10-Q/A
period 2021-06-30
Black Bird Biotech, Inc.
filed 2021-08-24
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q/A

 Amendment # 1

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

EXPLANATORY NOTE

                The sole purpose of this Amendment No. 1 (the “Amended Filing”) to Black Bird Biotech, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 23, 2020 (the “Original Filing”), is to furnish Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB, Exhibit 101.PRE and Exhibit 104 (Cover Page Interactive Data File), which exhibits consist of the following financial statements from the Original Filing, formatted in XBRL (eXtensible Business Reporting Language):

–	Balance Sheets as of June 30, 2021 (unaudited), and December 31, 2020 (audited)
–	Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2021 and 2020
–	Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) for the Three and Six Months Ended June 30, 2021 and 2020
–	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2021 and 2020

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

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	6/30/21	12/31/20
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,746	$52,974
Other current assets
Accounts receivable	4,773	39,676
Inventory	75,743	13,500
Pre-paid expenses	230,889
Total current assets	378,151	106,150
OTHER ASSETS
Deposit - asset purchase	-	20,000
Fixtures and equipment	13,838	-
Intangible asset	147,778	-
Total other assets	161,616	20,000
TOTAL ASSETS	$539,767	$126,150

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

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Sales		$33,005		$29,971		$35,212		$35,874
Cost of goods sold		22,110		9,333		23,631		13,265
Gross profit (loss)		10,895		20,638		11,581		22,609
Expense
Consulting services		78,440		4,299		117,787		39,299
Website expense		6,913		2,456		9,927		3,334
Legal and professional services		5,100		19,625		43,773		42,950
Product distribution and development costs		-		4,121		-		4,121
Beneficial conversion expense		-		6,664		-		6,664
Advertising and marketing		3,712		-		5,078		-
License fee		335		-		1,669		-
Rent		1,860		-		6,660		-
General and administrative		98,657		20,018		193,559		31,329
Total expenses		195,017		57,183		378,453		127,697
Net operating loss		(184,122)		(36,545)		(366,872)		(105,088)
Other expense
Amortization		(31,667)		-		(42,222)		-
Interest expense		(48,907)		(50)		(63,089)		(61)
Depreciation expense		(1,118)		-		(1,864)		-
Total other income (expense)		(81,692)		(50)		(107,175)		(61)
Profit (loss) before taxes		(265,814)		(36,595)		(474,047)		(105,149)
Income tax expense		-		-		-
Net profit (loss)		(265,814)		$(36,595)		(474,047)		$(105,149)
Net profit (loss) per common share
Basic	$	(-)	$	(-)	$	(-)	$	(-)
Diluted	$	(-)	$	(-)	$	(-)	$	(-)
Weighted average number of common shares outstanding:
Basic		175,735,164		150,164,560		172,040,746		150,088,874
Diluted		192,758,214		150,164,560		188,368,033		150,088,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2020	164,925,000	164,925	(1,000)	703,353	(839,669)	27,609
Effect of adoption of ASU 2020-06	-	-	-	(56,343)	29,788	(26,555)
Stock issued for cash	4,875,000	4,875	-	190,125	-	195,000
Stock issued for services	150,000	150	-	6,730	-	6,880
Stock issued for commitment fee	2,000,000	2,000	-	63,000	-	65,000
Net loss	-	-	-	---	(208,233)	(208,233)
Balance, March 31, 2021	171,950,000	$171,950	$(1,000)	$906,865	$(1,018,114)	$59,701
Stock issued for cash	3,125,000	3,125	-	96,875	-	100,000
Stock issued for services	450,000	450	-	13,050	-	13,500
Stock issued for services	8,000,000	8,000	-	242,400	-	250,400
Stock issued for services	500,000	500	-	14,500	-	15,000
Net loss	-	-	-	-	(265,814)	(265,814)
Balance, June 30, 2021	184,025,000	$184,025	$(1,000)	$1,273,690	$(1,283,928)	$172,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020 (unaudited) (cont.)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2019	85,970,665	$85,971	$-	$7,488,946	$(8,715,712)	$(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)	-	79,265	-	-
Stock issued for debt cancellation	23,294,335	23,294	-	1,109,803	-	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000	(1,000)	(4,055)	-	114,945
Inventory contributed to additional paid-in capital by related party	-	-	-	399	-	399
Stock issued for services	100,000	100	-	7,900	-	8,000
Net loss	-	-	-	-	(68,554)	(68,554)
Balance, March 31, 2020	150,100,000	$150,100	$(1,000)	$8,682,258	$(8,784,266)	$47,092
Stock issued for cash	125,000	125	-	2,375	-	2,500
Beneficial conversion related to convertible debt	-	-	-	29,990	-	29,990
Net loss	-	-	-	-	(36,595)	(36,595)
Balance, June 30, 2020	150,225,000	$150,125	$(1,000)	$8,714,623	$(8,820,861)	$42,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(474,047)	$(105,149)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	68,391	8,000
Non-cash beneficial conversion expense	-	6,664
Amortization	42,222	-
Accumulated depreciation	1,864	-
Accounts receivable	(4,773)	-
Amortization of financing fees	50,803	-
Debt amortization	-	-
Prepaid expense	-	-
Accrued interest	12,287	61
Inventory	(36,067)	(31,845)
Accrued expenses	889	4,903
Net cash used for operating activities	(338,431)	(117,366)
CASH FLOWS FROM INVESTING ACTIVITIES
Machinery and equipment	-	(519)
Asset purchase	(180,000)	-
Purchase of furniture and equipment	(5,702)	-
Net cash used for investing activities	(185,702)	(519)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable - related party	-	6,670
Financing fees paid	(16,750)	-
Proceeds from loan payable	273,750	50,000
Proceeds from issuance of common stock	295,000	2,500
Net advances from related party	44,505	-
Repayment of note payable	(58,600)	-
Net cash provided by financing activities	537,905	59,170
Net increase (decrease) in cash and cash equivalents	13,772	(58,715)
Cash and cash equivalents at beginning of period	52,974	85,969
Cash and cash equivalents at end of period	$66,746	$27,254

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay related party debt	$-	$1,133,067
Common stock issued for commitment fee	$65,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-

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

4. COMMON STOCK

Common Stock Issued for Cash

During the six months ended June 30, 2021, the Company sold (a) a total of 4,875,000 shares of its common stock for a total of $195,000, or $0.04 per share, in cash, and (b) a total of 3,125,000 shares of its common stock for a total of $100,000, or $0.032 per share, in cash, under its Regulation A Offering.

Common Stock Issued for Services

2021

In June 2021, the Company issued 500,000 shares of common stock to its Chief Financial Officer and Director, William E. Sluss, as a retention bonus, which shares were valued at $0.03 per share, or $15,000, in the aggregate.

In May 2021, the Company issued 8,000,000 shares of common stock to a third-party consultant pursuant to a consulting agreement, which shares were valued at $.0313 per share, or $250,400, in the aggregate. The term of the consulting agreement expires in May 2022.

In April 2021, the Company issued 450,000 shares of common stock to a third-party consultant pursuant to a consulting agreement, which shares were valued at $0.03 per share, or $13,500, in the aggregate. The term of the consulting agreement expired in June 2021.

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

2020

In March 2020, the Company issued 100,000 shares of common stock to two third-party consultants pursuant to a consulting agreement, which shares were valued at $0.08 per share, or $8,000, in the aggregate. The term of the consulting agreement expired in September 2020.

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

8. CONVERTIBLE PROMISSORY NOTES

GPL Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from GPL Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the “GPL Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. The GPL Note was convertible into shares of the Company’s common stock at the rate of one share for each $0.001 of debt converted anytime after August 30, 2020.

At June 30, 2020, accrued interest on the GPL Note was $417.

In November 2020, the GPL Note, including accrued interest, was repaid in full in the amount of $28,000 ($25,000 in principal and $3,000 in interest).

Tri-Bridge Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from Tri-Bridge Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the “Tri-Bridge Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. Tri-Bridge Note is convertible into shares of the Company’s common stock at the rate of one share for each $0.001 of debt converted anytime after August 30, 2020.

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

Stock Issued for Bonus

In June 2021, the Company issued 500,000 shares of common stock to its Chief Financial Officer and Director, William E. Sluss, as a retention bonus, which shares were valued at $0.03 per share, or $15,000, in the aggregate.

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

Common Stock Issued for Cash

In July 2021, the Company sold a total of 1,562,500 shares of its common stock for a total of $50,000, or $0.032 per share, in cash, under its Regulation A Offering.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

+31.1	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

+31.2	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

+32.1

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

+ Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BIRD BIOTECH, INC.

Dated: August 24, 2021	By:	/s/ FABIAN G. DENEAULT
Fabian G. Deneault
President (Principal Executive Officer)

