Form 10-Q/A
period 2021-06-30
Black Bird Biotech, Inc.
filed 2021-08-24
CIK 1409999

??

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

??

FORM 10-Q/A

??

??Amendment #??1

??

???	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ?? For the quarterly period ended June 30, 2021 ??	?? ??
???	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 ?? For the transition period from ________ to ________	?? ??

??

Commission File No. 000-52828

??

Black Bird Biotech, Inc.
(Exact name of registrant as specified in its charter)

??

Nevada	??	98-0521119
(State or Other Jurisdiction of Incorporation or Organization)	??	(IRS Employer Identification No.)

??

3505 Yucca Drive, Suite 104, Flower Mound, Texas 75028

(Address of Principal Executive Offices, Including Zip Code)

??

(833) 223-4204

(Registrant???s telephone number, including area code)

??

_____________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

??

Securities Registered under Section 12(b) of the Exchange Act: None

??

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ??????????? No ???

??

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (??232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes????????????? No ???

??

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ???large accelerated filer,??? ???accelerated filer,??? ???smaller reporting company,??? and ???emerging growth company??? in Rule 12b-2 of the Exchange Act.

??

Large accelerated filer	???	Accelerated filer	???
Non-accelerated filer	???	Smaller reporting company	???
	??	Emerging growth company	???

??

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ???

??

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes????????????? No ???

??

The number of shares outstanding of the registrant???s Common Stock, $.001 par value (being the only class of its common stock), is 190,580,461 as of August 23, 2021.

??

??

??

?? ??

EXPLANATORY NOTE

??

?????????????????????????????? The sole purpose of this Amendment No. 1 (the ???Amended Filing???) to Black Bird Biotech, Inc.???s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 23, 2020 (the ???Original Filing???), is to furnish Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB, Exhibit 101.PRE and Exhibit 104 (Cover Page Interactive Data File), which exhibits consist of the following financial statements from the Original Filing, formatted in XBRL (eXtensible Business Reporting Language):

????

??	???	Balance Sheets as of June 30, 2021 (unaudited), and December 31, 2020 (audited)
??	???	Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2021 and 2020
??	???	Statement of Changes in Stockholders??? Equity (Deficit) (unaudited) for the Three and Six Months Ended June 30, 2021 and 2020
??	???	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2021 and 2020

??

?????????????????????????????? Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. The Original Filing has not been updated to reflect events occurring subsequent to filing date of the Original Filing.

??

??
2

??

?? ??

PART I???FINANCIAL INFORMATION

??

Item 1. Financial Statements

??

??

??
3

??

?? ??

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

??

??	??	6/30/21		??	??	12/31/20		??
??	??	(unaudited)		??	??			??
ASSETS								??
CURRENT ASSETS	??	??		??	??	??		??
Cash and cash equivalents	??		$66,746	??	??		$52,974	??
Other current assets	??	??	??	??	??	??	??	??
Accounts receivable	??	??	4,773	??	??	??	39,676	??
Inventory	??	??	75,743	??	??	??	13,500	??
Pre-paid expenses	??	??	230,889	??	??	??	??	??
Total current assets	??	??	378,151	??	??	??	106,150	??
OTHER ASSETS	??	??	??	??	??	??	??	??
Deposit - asset purchase	??	??	-	??	??	??	20,000	??
Fixtures and equipment	??	??	13,838	??	??	??	-	??
Intangible asset	??	??	147,778	??	??	??	-	??
Total other assets	??	??	161,616	??	??	??	20,000	??
TOTAL ASSETS	??		$539,767	??	??		$126,150	??
??	??	??	??	??	??	??	??	??
LIABILITIES AND STOCKHOLDERS??? EQUITY
??	??	??	??	??	??	??	??	??
LIABILITIES	??	??	??	??	??	??	??	??
Current liabilities	??	??	??	??	??	??	??	??
Other current liabilities	??	??	??	??	??	??	??	??
Accounts payable and accrued liabilities	??		$47,142	??	??		$46,253	??
Accrued interest payable	??	??	14,488	??	??	??	2,201	??
Due to related party	??	??	48,975	??	??	??	4,470	??
Third-party notes payable, net of loan fees of $48,625 and debt discount of $8,750	??	??	256,375	??	??	??	45,617	??
Total current liabilities	??	??	366,980	??	??	??	98,541	??
TOTAL LIABILITIES	??		$366,980	??	??		$98,541	??
??	??	??	??	??	??	??	??	??
STOCKHOLDERS??? EQUITY	??	??	??	??	??	??	??	??
Common stock, $0.001 par value, 325,000,000 shares authorized, 184,025,000 and 164,925,000 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	??		$184,025	??	??		$164,925	??
Stockholder receivable	??	??	(1,000)		??	??	(1,000)
Additional paid-in capital	??	??	1,273,690	??	??	??	703,353	??
Retained earnings (accumulated deficit)	??	??	(1,283,928)		??	??	(839,669)
Total stockholders??? equity	??	??	172,787	??	??	??	27,609	??
TOTAL LIABILITIES AND STOCKHOLDERS??? EQUITY	??		$539,767	??	??		$126,150	??

????

The accompanying notes are an integral part of these unaudited consolidated financial statements.

??

??
4

?? ??

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Operations

??

??	??	For the Three Months Ended June 30,						??	??	For the Six Months Ended June 30,						??
??	??	2021		??	??	2020		??	??	2021		??	??	2020		??
Sales	??		$33,005	??	??		$29,971	??	??		$35,212	??	??		$35,874	??
Cost of goods sold	??	??	22,110	??	??	??	9,333	??	??	??	23,631	??	??	??	13,265	??
Gross profit (loss)	??	??	10,895	??	??	??	20,638	??	??	??	11,581	??	??	??	22,609	??
Expense	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Consulting services	??	??	78,440	??	??	??	4,299	??	??	??	117,787	??	??	??	39,299	??
Website expense	??	??	6,913	??	??	??	2,456	??	??	??	9,927	??	??	??	3,334	??
Legal and professional services	??	??	5,100	??	??	??	19,625	??	??	??	43,773	??	??	??	42,950	??
Product distribution and development costs	??	??	-	??	??	??	4,121	??	??	??	-	??	??	??	4,121	??
Beneficial conversion expense	??	??	-	??	??	??	6,664	??	??	??	-	??	??	??	6,664	??
Advertising and marketing	??	??	3,712	??	??	??	-	??	??	??	5,078	??	??	??	-	??
License fee	??	??	335	??	??	??	-	??	??	??	1,669	??	??	??	-	??
Rent	??	??	1,860	??	??	??	-	??	??	??	6,660	??	??	??	-	??
General and administrative	??	??	98,657	??	??	??	20,018	??	??	??	193,559	??	??	??	31,329	??
Total expenses	??	??	195,017	??	??	??	57,183	??	??	??	378,453	??	??	??	127,697	??
Net operating loss	??	??	(184,122)		??	??	(36,545)		??	??	(366,872)		??	??	(105,088)
Other expense	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Amortization	??	??	(31,667)		??	??	-	??	??	??	(42,222)		??	??	-	??
Interest expense	??	??	(48,907)		??	??	(50)		??	??	(63,089)		??	??	(61)
Depreciation expense	??	??	(1,118)		??	??	-	??	??	??	(1,864)		??	??	-	??
Total other income (expense)	??	??	(81,692)		??	??	(50)		??	??	(107,175)		??	??	(61)
Profit (loss) before taxes	??	??	(265,814)		??	??	(36,595)		??	??	(474,047)		??	??	(105,149)
Income tax expense	??	??	-	??	??	??	-	??	??	??	-	??	??	??	??	??
Net profit (loss)	??	??	(265,814)		??		$(36,595)		??	??	(474,047)		??		$(105,149)
Net profit (loss) per common share	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Basic	??	$	(-)		??	$	??(-)		??	$	(-)		??	$	??(-)
Diluted	??	$	??(-)		??	$	(-)		??	$	(-)		??	$	(-)
Weighted average number of common shares outstanding:	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??	??
Basic	??	??	175,735,164	??	??	??	150,164,560	??	??	??	172,040,746	??	??	??	150,088,874	??
Diluted	??	??	192,758,214	??	??	??	150,164,560	??	??	??	188,368,033	??	??	??	150,088,874	??

??

The accompanying notes are an integral part of these unaudited consolidated financial statements.

????

??
5

?? ??

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders??? Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020 (unaudited)

??

??	??	Common Stock						??	??	Stockholder		??	??	Additional Paid-in		??	??	Retained Earnings (Accumulated		??	??	??		??
??	??	Shares		??	??	Amount		??	??	Receivable		??	??	Capital		??	??	Deficit)		??	??	Total		??
Balance, December 31, 2020	??	??	164,925,000	??	??	??	164,925	??	??	??	(1,000)		??	??	703,353	??	??	??	(839,669)		??	??	27,609	??
Effect of adoption of ASU 2020-06	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(56,343)		??	??	29,788	??	??	??	(26,555)
Stock issued for cash	??	??	4,875,000	??	??	??	4,875	??	??	??	-	??	??	??	190,125	??	??	??	-	??	??	??	195,000	??
Stock issued for services	??	??	150,000	??	??	??	150	??	??	??	-	??	??	??	6,730	??	??	??	-	??	??	??	6,880	??
Stock issued for commitment fee	??	??	2,000,000	??	??	??	2,000	??	??	??	-	??	??	??	63,000	??	??	??	-	??	??	??	65,000	??
Net loss	??	??	-	??	??	??	-	??	??	??	-	??	??	??	---	??	??	??	(208,233)		??	??	(208,233)
Balance, March 31, 2021	??	??	171,950,000	??	??		$171,950	??	??		$(1,000)		??		$906,865	??	??		$(1,018,114)		??		$59,701	??
Stock issued for cash	??	??	3,125,000	??	??	??	3,125	??	??	??	-	??	??	??	96,875	??	??	??	-	??	??	??	100,000	??
Stock issued for services	??	??	450,000	??	??	??	450	??	??	??	-	??	??	??	13,050	??	??	??	-	??	??	??	13,500	??
Stock issued for services	??	??	8,000,000	??	??	??	8,000	??	??	??	-	??	??	??	242,400	??	??	??	-	??	??	??	250,400	??
Stock issued for services	??	??	500,000	??	??	??	500	??	??	??	-	??	??	??	14,500	??	??	??	-	??	??	??	15,000	??
Net loss	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(265,814)		??	??	(265,814)
Balance, June 30, 2021	??	??	184,025,000	??	??		$184,025	??	??		$(1,000)		??		$1,273,690	??	??		$(1,283,928)		??		$172,787	??

??

The accompanying notes are an integral part of these unaudited consolidated financial statements.

??

??
6

?? ??

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders??? Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020 (unaudited) (cont.)

??

??	??	Common Stock						??	??	Stockholder		??	??	Additional Paid-in		??	??	Retained Earnings (Accumulated		??	??	??		??
??	??	Shares		??	??	Amount		??	??	Receivable		??	??	Capital		??	??	Deficit)		??	??	Total		??
Balance, December 31, 2019	??	??	85,970,665	??	??		$85,971	??	??		$-	??	??		$7,488,946	??	??		$(8,715,712)		??		$(1,140,795)
Cancellation of stock	??	??	(79,265,000)		??	??	(79,265)		??	??	-	??	??	??	79,265	??	??	??	-	??	??	??	-	??
Stock issued for debt cancellation	??	??	23,294,335	??	??	??	23,294	??	??	??	-	??	??	??	1,109,803	??	??	??	-	??	??	??	1,133,097	??
Effect of issuance related to acquisition of Black Bird Potentials Inc.	??	??	120,000,000	??	??	??	120,000	??	??	??	(1,000)		??	??	(4,055)		??	??	-	??	??	??	114,945	??
Inventory contributed to additional paid-in capital by related party	??	??	-	??	??	??	-	??	??	??	-	??	??	??	399	??	??	??	-	??	??	??	399	??
Stock issued for services	??	??	100,000	??	??	??	100	??	??	??	-	??	??	??	7,900	??	??	??	-	??	??	??	8,000	??
Net loss	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(68,554)		??	??	(68,554)
Balance, March 31, 2020	??	??	150,100,000	??	??		$150,100	??	??		$(1,000)		??		$8,682,258	??	??		$(8,784,266)		??		$47,092	??
Stock issued for cash	??	??	125,000	??	??	??	125	??	??	??	-	??	??	??	2,375	??	??	??	-	??	??	??	2,500	??
Beneficial conversion related to convertible debt	??	??	-	??	??	??	-	??	??	??	-	??	??	??	29,990	??	??	??	-	??	??	??	29,990	??
Net loss	??	??	-	??	??	??	-	??	??	??	-	??	??	??	-	??	??	??	(36,595)		??	??	(36,595)
Balance, June 30, 2020	??	??	150,225,000	??	??		$150,125	??	??		$(1,000)		??		$8,714,623	??	??		$(8,820,861)		??		$42,987	??

??

The accompanying notes are an integral part of these unaudited consolidated financial statements.

??

??
7

?? ????

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

??

??	??	For the Six Months Ended June 30,						??
??	??	2021		??	??	2020		??
CASH FLOWS FROM OPERATING ACTIVITIES	??	??		??	??	??		??
Net loss	??		$(474,047)		??		$(105,149)
Adjustments to reconcile net loss to net cash used for operating activities:	??	??	??	??	??	??	??	??
Stock issued for services	??	??	68,391	??	??	??	8,000	??
Non-cash beneficial conversion expense	??	??	-	??	??	??	6,664	??
Amortization	??	??	42,222	??	??	??	-	??
Accumulated depreciation	??	??	1,864	??	??	??	-	??
Accounts receivable	??	??	(4,773)		??	??	-	??
Amortization of financing fees	??	??	50,803	??	??	??	-	??
Debt amortization	??	??	-	??	??	??	-	??
Prepaid expense	??	??	-		??	??	-	??
Accrued interest	??	??	12,287	??	??	??	61	??
Inventory	??	??	(36,067)		??	??	(31,845)
Accrued expenses	??	??	889	??	??	??	4,903	??
Net cash used for operating activities	??	??	(338,431)		??	??	(117,366)
CASH FLOWS FROM INVESTING ACTIVITIES	??	??	??	??	??	??	??	??
Machinery and equipment	??	??	-	??	??	??	(519)
Asset purchase	??	??	(180,000)		??	??	-	??
Purchase of furniture and equipment	??	??	(5,702)		??	??	-	??
Net cash used for investing activities	??	??	(185,702)		??	??	(519)
CASH FLOWS FROM FINANCING ACTIVITIES	??	??	??	??	??	??	??	??
Loans payable - related party	??	??	-	??	??	??	6,670	??
Financing fees paid	??	??	(16,750)		??	??	-	??
Proceeds from loan payable	??	??	273,750	??	??	??	50,000	??
Proceeds from issuance of common stock	??	??	295,000	??	??	??	2,500	??
Net advances from related party	??	??	44,505	??	??	??	-	??
Repayment of note payable	??	??	(58,600)		??	??	-	??
Net cash provided by financing activities	??	??	537,905	??	??	??	59,170	??
Net increase (decrease) in cash and cash equivalents	??	??	13,772	??	??	??	(58,715)
Cash and cash equivalents at beginning of period	??	??	52,974	??	??	??	85,969	??
Cash and cash equivalents at end of period	??		$66,746	??	??		$27,254	??
??	??	??	??	??	??	??	??	??
NON-CASH INVESTING AND FINANCING ACTIVITIES:	??	??	??	??	??	??	??	??
Common stock issued to repay related party debt	??		$-	??	??		$1,133,067	??
Common stock issued for commitment fee	??		$65,000	??	??		$-	??
??	??	??	??	??	??	??	??	??
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	??	??	??	??	??	??	??	??
Income taxes paid	??		$-	??	??		$-	??
Interest paid	??		$-	??	??	??	??	??

??

The accompanying notes are an integral part of these unaudited consolidated financial statements.

??

??
8

?? ??

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

??

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

??

Basis of Presentation

??

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (???GAAP???) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

??

These unaudited interim consolidated financial statements, as of June 30, 2021, and for the six months ended June 30, 2021 and 2020, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company???s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2021. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company???s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission.

??

Nature of Operations

??

Black Bird Biotech, Inc. (formerly Digital Development Partners, Inc.) (the ???Company???) was incorporated in the State of Nevada in 2006 under the name ???Cyprium Resources Inc.???, which was changed to ???Digital Development Partners, Inc.??? in August 2009. Effective June 14, 2021, the Company???s name change to ???Black Bird Biotech, Inc.??? Through 2014, the Company was involved, first, in the mining industry and, then, in the communications industry.

??

From 2015 until the January 1, 2020 acquisition of Black Bird Potentials Inc., a Wyoming corporation (???BB Potentials???), the Company was a ???shell company,??? as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company???s Board of Directors has adopted the business plan of BB Potentials and the Company???s ongoing operations now include those of BB Potentials. References to ???the Company??? include BB Potentials, as well as its other wholly-owned subsidiaries: Big Sky American Dist., LLC, a Montana limited liability company, and Black Bird Hemp Manager, LLC, a Montana limited liability company.

??

The Company is the exclusive worldwide manufacturer and distributor for MiteXstreamTM, an EPA-certified plant-based biopesticide effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee and house plants, as well as molds and mildew.

??

The Company also manufactures and sells, under its Grizzly Creek NaturalsTM brand name, CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, as well as hand sanitizer gel and spray products. In addition, BB Potentials is a licensed grower of industrial hemp under the Montana Hemp Pilot Program.

??

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

??

Going Concern

??

The Company???s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has a working capital deficit as of June 30, 2021. These factors raise substantial doubt about the Company???s ability to continue as a going concern.

??

??
9

???? ??

The Company???s activities will necessitate significant uses of working capital beyond 2021. Additionally, the Company???s capital requirements will depend on many factors, including the success of the Company???s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

??

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company???s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

??

Use of Estimates

??

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

??

Cash and Cash Equivalents and Restricted Cash

??

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of June 30, 2021, and December 31, 2020.

??

Income Taxes

??

The Company accounts for income taxes utilizing ASC 740, ???Income Taxes???. ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company???s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

??

Basic and Diluted Net Loss Per Share

??

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

??

Related Parties

??

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

??

??
10

???? ??

Recent Accounting Pronouncements

??

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

??

Change in Accounting Principle

??

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

??

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

??

During the six months ended June 30, 2021, the cumulative effect of the changes on retained earnings is $29,788, additional paid-in-capital is $56,343 and notes payable is $26,555, as reflected in the accompanying financial statements. During the six months ended June 30, 2021 the effect on EPS would be unchanged after the adoption of ASU 2020-06.

??

3. ACQUISITION OF BLACK BIRD POTENTIALS INC.

??

Effective January 1, 2020, the Company consummated a plan and agreement of merger (the ???Merger Agreement???) with Black Bird Potentials Inc., a Wyoming corporation (BB Potentials), pursuant to which BB Potentials became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of BB Potentials and four persons were added to the Company???s Board of Directors. Pursuant to the Merger Agreement, the Company???s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

??

Due to the effects of the ???reverse merger??? acquisition of BB Potentials occurring effective January 1, 2020, in accordance with ASC 805 Business Combinations, the presentation of the financial statements represents the continuation of BB Potentials, the accounting acquirer, except for the legal capital structure. Historical shareholders??? equity of the Company, the accounting acquiree, has been adjusted to reflect the recapitalization. Retained earnings (deficit) of the BB Potentials, the accounting acquirer have been carried forward after the acquisition and operations prior to the merger are those of BB Potentials, the accounting acquirer. Earnings per share for periods prior to the merger have been adjusted to reflect the recapitalization.

??

??
11

???? ??

4. COMMON STOCK

??

Common Stock Issued for Cash

??

During the six months ended June 30, 2021, the Company sold (a) a total of 4,875,000 shares of its common stock for a total of $195,000, or $0.04 per share, in cash, and (b) a total of 3,125,000 shares of its common stock for a total of $100,000, or $0.032 per share, in cash, under its Regulation A Offering.

??

Common Stock Issued for Services

??

??	2021

In June 2021, the Company issued 500,000 shares of common stock to its Chief Financial Officer and Director, William E. Sluss, as a retention bonus, which shares were valued at $0.03 per share, or $15,000, in the aggregate.

??	??	??
??	??

In May 2021, the Company issued 8,000,000 shares of common stock to a third-party consultant pursuant to a consulting agreement, which shares were valued at $.0313 per share, or $250,400, in the aggregate. The term of the consulting agreement expires in May 2022.

??

In April 2021, the Company issued 450,000 shares of common stock to a third-party consultant pursuant to a consulting agreement, which shares were valued at $0.03 per share, or $13,500, in the aggregate. The term of the consulting agreement expired in June 2021.

??

In February 2021, the Company issued 2,000,000 shares of its common stock to a third party as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

??

Pursuant to a consulting agreement, in January, February and March 2021, the Company issued a total of 150,000 shares (50,000 shares each month) of its common stock to a third-party consultant, which shares were valued at $0.0406 per share ($2,030, in the aggregate), $0.0534 per share ($2,670, in the aggregate) and $0.0436 per share ($2,180, in the aggregate), respectively.

??	??	??
??	2020

In March 2020, the Company issued 100,000 shares of common stock to two third-party consultants pursuant to a consulting agreement, which shares were valued at $0.08 per share, or $8,000, in the aggregate. The term of the consulting agreement expired in September 2020.

??

Acquisition of BB Potentials

??

Effective January 1, 2020, the Company consummated the Merger Agreement with BB Potentials. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of BB Potentials and four persons were added to the Company???s Board of Directors. Pursuant to the Merger Agreement, the Company???s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

??

Stock Cancellation Agreement

??

In conjunction with the Merger Agreement, the Company entered into a cancellation of stock agreement with its former majority shareholder, EFT Holdings, Inc., whereby it cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc.

??

Debt Forgiveness Agreements

??

In conjunction with the Merger Agreement, the Company entered into debt forgiveness agreements with related parties, as follows:

??

EFT Holdings, Inc. The Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

??

EF2T, Inc. The Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

??

Astonia LLC. The Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest.

??

??
12

???? ??

5. NEW MITEXSTREAM AGREEMENT

??

In February 2021, BB Potentials entered into a Manufacturing, Sales and Distribution License Agreement (the ???New MiteXstream Agreement???) with a related party, Touchstone Enviro Solutions, Inc., which replaced a prior similar agreement (the ???Original MiteXstream Agreement???) and served to expand BB Potentials??? rights with respect to MiteXstream, an EPA-registered biopesticide. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

??

??	New MiteXstream Agreement	Original MiteXstream Agreement
Term	December 31, 2080	Initial terms of 10 years, with one 10-year renewal term
Territory	Worldwide Exclusive (1)	United States and Canada
Royalty	$10.00 per gallon manufactured	Effective royalty of an estimated $50 per gallon
Minimums	2,500 gallons of concentrate manufactured per year (2)	$20,000 of product per year
Sublicensing	Right to sublicense granted	No right to sublicense
Trademarks	For no extra consideration, rights granted to use ???MiteXstream??? and ???Harnessing the Power of Water???	For no extra consideration, rights granted to use ???MiteXstream???

??

(1) (2)	Exclusivity ends and becomes non-exclusive, if the minimum of 2,500 gallons per year is not met. The minimum (2,500 gallons per year) is deemed to have been satisfied through December 31, 2022.

??

The disinterested Directors of the Company approved the New MiteXstream Agreement.

??

6. ASSET PURCHASE AGREEMENT

??

In December 2020, a newly-formed subsidiary of the Company, Big Sky American Dist., LLC, a Montana limited liability company (???Big Sky American???), which distributes the Company???s Grizzly Creek Naturals CBD and other consumer products in Western Montana, entered into an asset purchase agreement (the ???Big Sky APA???), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash, in February 2021. The purchased assets consisted of $10,000 of furniture and equipment and $190,000 of an intangible asset, a customer list, which is being amortized over 18 months.

??

7. INTANGIBLE ASSET

??

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

??

8. CONVERTIBLE PROMISSORY NOTES

??

GPL Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from GPL Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the ???GPL Note???) bearing interest at 10% per annum, with principal and interest due in January 2021. The GPL Note was convertible into shares of the Company???s common stock at the rate of one share for each $0.001 of debt converted anytime after August 30, 2020.

??

At June 30, 2020, accrued interest on the GPL Note was $417.

??

In November 2020, the GPL Note, including accrued interest, was repaid in full in the amount of $28,000 ($25,000 in principal and $3,000 in interest).

??

Tri-Bridge Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from Tri-Bridge Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the ???Tri-Bridge Note???) bearing interest at 10% per annum, with principal and interest due in January 2021. Tri-Bridge Note is convertible into shares of the Company???s common stock at the rate of one share for each $0.001 of debt converted anytime after August 30, 2020.

??

At June 30, 2021 and 2020, accrued interest on the Tri-Bridge Note was $2,917 and $417, respectively.

??

At June 30, 2021, the Tri-Bridge Note was past due.

??

EMA Financial, LLC. In December 2020, the Company obtained a loan from EMA Financial, LLC which netted us $50,000 in proceeds. In consideration of such loan, the Company issued a $58,600 face amount convertible promissory note (the ???EMA Note???), with OID of $4,100, bearing interest at 10% per annum, with principal and interest due in September 2021. The Company had the right to repay the EMA Note at a premium ranging from 120% to 145% of the face amount. The EMA Note was convertible into shares of the Company???s common stock at a conversion price equal to the lower of 60% of the market price of the Company???s common stock on the date of issuance of the EMA Note and the date of conversion, any time after June 15, 2021.

??

In June 2021, the EMA Note was repaid in full in the amount of $93,697.70, as follows: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium.

??

??
13

???? ??

Power Up Lending Group Ltd. In January 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $52,000 in proceeds. In consideration of such loan, the Company issued a $55,500 face amount convertible promissory note (???Power Up Note #1???) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company had the right to repay the Power Up Note #1 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #1 was convertible into shares of the Company???s common stock at a conversion price equal to the lower of 61% of the market price of the Company???s common stock on the date of issuance of the Power Up Note #1 and the date of conversion, any time after July 14, 2021.

??

At June 30, 2021, no portion of the Power Up Note #1 had been repaid by the Company.

??

Subsequent to June 30, 2021, during July 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company???s common stock, as follows (See Note 14. Subsequent Events):

??

Amount Converted	??	??	Conversion Price Per Share		??	??	Number Shares		??
$15,000	??	??		$0.0162	??	??	??	925,926	??
$20,000	??	??		$0.0143	??	??	??	1,398,601	??
$20,500	??	??		$0.0143	??	??	??	1,666,434	??
Total Converted: $55,500	??	??	??	??	??	??	Total Shares: 3,990,961		??

??

SE Holdings, LLC. In February 2021, the Company obtained a loan from SE Holdings LLC which netted the Company $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000 face amount promissory note (the ???SE Holdings Note???), with OID of $15,000, bearing interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in July 2021. The Company has the right to repay the SE Holdings Note at any time. Should the Company default on SE Holdings Note, the SE Holdings Note becomes convertible into shares of the Company???s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company???s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of the SE Holdings Note. In addition, the Company issued 2,000,000 shares of its common stock to SE Holdings as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

??

At June 30, 2021, no portion of the SE Holdings Note had been repaid by the Company.

??

Power Up Lending Group Ltd. In February 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $43,500 in proceeds. In consideration of such loan, the Company issued a $43,500 face amount convertible promissory note (???Power Up Note #2???) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company has the right to repay the Power Up Note #2 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #2 may be converted into shares of the Company???s common stock at a conversion price equal to the lower of 61% of the market price of the Company???s common stock on the date of issuance of the Power Up Note #2 and the date of conversion, any time after August 17, 2021.

??

At June 30, 2021, no portion of the Power Up Note #2 had been repaid by the Company.

??

Power Up Lending Group Ltd. In April 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $68,750 in proceeds. In consideration of such loan, the Company issued a $68,750 face amount convertible promissory note (???Power Up Note #3???) bearing interest at 12% per annum, with principal and interest due in April 2022. The Company has the right to repay the Power Up Note #3 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #3 may be converted into shares of the Company???s common stock at a conversion price equal to the lower of 61% of the market price of the Company???s common stock on the date of issuance of the Power Up Note #3 and the date of conversion, any time after October 22, 2021.

??

At June 30, 2021, no portion of the Power Up Note #3 had been repaid by the Company.

??

??
14

???? ??

9. STOCKHOLDER RECEIVABLE

??

At June 30, 2021, and December 31, 2020, cash relating to a stockholder receivable of BB Potentials for $1,000, which stockholder receivable became a part of the Company???s outstanding common stock history, upon its acquisition of BB Potentials. The stockholder receivable relates to 42,885 shares of Company common stock.

??

10. AMENDMENTS OF ARTICLES OF INCORPORATION

??

In January 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its corporate name to ???Black Bird Potentials Inc.??? and submitted such filing to FINRA for approval thereof. FINRA did not approve such filing, due to an extended passage of time from the Company???s initial filing and its being late in filing certain periodic reports.

??

In February 2021, the Company amended its Articles of Incorporation to increase the number of authorized shares of its common stock to 325,000,000.

??

In April 2021, the Company amended its Articles of Incorporation to change its corporate name to ???Black Bird Biotech, Inc.??? and submitted such filing to FINRA for approval thereof, which amendment became effective June 14, 2021.

??

11. RELATED PARTY TRANSACTIONS

??

Acquisition of BB Potentials

??

Effective January 1, 2020, the Company consummated the Merger Agreement with BB Potentials. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of BB Potentials and four persons were added to the Company???s Board of Directors. Pursuant to the Merger Agreement, the Company???s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement.

??

Stock Cancellation Agreement

??

In conjunction with the Merger Agreement, the Company entered into a cancellation of stock agreement with its former majority shareholder, EFT Holdings, Inc., whereby it cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc.

??

Debt Forgiveness Agreements

??

In conjunction with the Merger Agreement, the Company entered into debt forgiveness agreements with related parties, as follows:

??

EFT Holdings, Inc. The Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

??

EF2T, Inc. The Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

??

Astonia LLC. The Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest

??

Advances from Related Parties

??

Six Months Ended June 30, 2021. During the six months ended June 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

??

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

??

At June 30, 2021, the Company owed EF2T, Inc. $773 and Astonia LLC $4,470.

??

??
15

???? ??

Six Months Ended June 30, 2020. During the six months ended June 30, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of June 30, 2021 and 2020, the Company owed Astonia LLC $4,470 and $4,470 in principal, respectively, and $321 and $61 in accrued and unpaid interest, respectively.

??

Stock Issued for Bonus

??

In June 2021, the Company issued 500,000 shares of common stock to its Chief Financial Officer and Director, William E. Sluss, as a retention bonus, which shares were valued at $0.03 per share, or $15,000, in the aggregate.

??

New MiteXstream Agreement

??

In February 2021, BB Potentials entered into a Manufacturing, Sales and Distribution License Agreement (the ???New MiteXstream Agreement???) with a related party, Touchstone Enviro Solutions, Inc., which replaced a prior similar agreement (the ???Original MiteXstream Agreement???) and served to expand BB Potentials??? rights with respect to MiteXstream, an EPA-registered biopesticide. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

??

??	New MiteXstream Agreement	Original MiteXstream Agreement
Term	December 31, 2080	Initial terms of 10 years, with one 10-year renewal term
Territory	Worldwide Exclusive (1)	United States and Canada
Royalty	$10.00 per gallon manufactured	Effective royalty of an estimated $50 per gallon
Minimums	2,500 gallons of concentrate manufactured per year (2)	$20,000 of product per year
Sublicensing	Right to sublicense granted	No right to sublicense
Trademarks	For no extra consideration, rights granted to use ???MiteXstream??? and ???Harnessing the Power of Water???	For no extra consideration, rights granted to use ???MiteXstream???

??

(1) (2)	Exclusivity ends and becomes non-exclusive, if the minimum of 2,500 gallons per year is not met. The minimum (2,500 gallons per year) is deemed to have been satisfied through December 31, 2022.

??

The disinterested Directors of the Company approved the New MiteXstream Agreement.

??

12. LOANS PAYABLE - RELATED PARTIES

??

Six Months Ended June 30, 2021. During the six months ended June 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

??

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

??

Six Months Ended June 30, 2020. During the six months ended June 30, 2020, the Company entered into three separate debt forgiveness agreements with related parties:

??

EFT Holdings, Inc. The Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

??

EF2T, Inc. The Company issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

??

Astonia LLC. The Company issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of indebtedness, principal and accrued interest.

??

During the six months ended June 30, 2020, advances of $3,000 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of June 30, 2021 and 2020, the Company owed Astonia LLC??$4,470 and $4,470 in principal, respectively, and $321 and $61 in accrued and unpaid interest, respectively.

??

??
16

???? ??

13. REGIONAL DEVELOPMENT AND DISTRIBUTION AGREEMENT

??

In March 2020, BB Potentials entered into a regional development and distribution agreement with Northland Partners, LLC (the ???Tri-State Distributor???), who will focus on distribution of BB Potentials??? products in North Dakota, South Dakota and Minnesota. Tri-State Distributor has the right to distribute BB Potentials???s products anywhere in the United States. Due to local restrictions relating to the COVID-19 pandemic, as of June 30, 2021, the Tri-State Distributor had not yet begun its distribution efforts.

??

14. SUBSEQUENT EVENTS

??

Consulting Agreement

??

In July 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue 167,000 shares of its common stock for each month of the six-month term of such agreement, a total of 1,002,000 shares.

??

Common Stock Issued for Cash

??

In July 2021, the Company sold a total of 1,562,500 shares of its common stock for a total of $50,000, or $0.032 per share, in cash, under its Regulation A Offering.

??

Common Stock Issued for Services

??

In July 2021, the Company issued 1,002,000 shares of its common stock to a third party consultant, which shares were valued at $0.039 per share, or $39,078, in the aggregate.

??

Common Stock Issued Under Convertible Promissory Note

??

Subsequent to June 30, 2021,during July 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company???s common stock, as follows:

??

Amount Converted	??	??	Conversion Price Per Share		??	??	Number Shares		??
$15,000	??	??		$0.0162	??	??	??	925,926	??
$20,000	??	??		$0.0143	??	??	??	1,398,601	??
$20,500	??	??		$0.0143	??	??	??	1,666,434	??
Total Converted: $55,500	??	??	??	??	??	??	Total Shares: 3,990,961		??

??

Termination of Regulation A Offering

??

In August 2021, the Company???s Offering Statement on Form 1-A (File No. 254-11215), which was qualified by the SEC on August 4, 2020, expired.

??

Convertible Promissory Note

??

Power Up Lending Group Ltd. In August 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $78,750 in proceeds. In consideration of such loan, the Company issued a $78,750 face amount convertible promissory note (???Power Up Note #4???) bearing interest at 12% per annum, with principal and interest due in August 2022. The Company has the right to repay the Power Up Note #4 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #4 may be converted into shares of the Company???s common stock at a conversion price equal to the lower of 61% of the market price of the Company???s common stock on the date of issuance of the Power Up Note #4 and the date of conversion, any time after February 13, 2022.

??

Other

??

Management has evaluated subsequent events through August 23, 2021.

??

??
17

???? ??

Item 2. Management???s Discussion and Analysis of Financial Condition and Results of Operations

??

Effects of COVID-19

??

As of the date of this Quarterly Report, there remain significant uncertainties regarding the current novel Coronavirus (COVID-19) pandemic (including the ongoing impact of its ???delta variant???), including the scope of health issues, the possible duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause in the future.

??

To date, the COVID-19 pandemic has had a discernable short-term negative impact on the ability of our company to obtain capital needed to accelerate the development of our business, as well as to obtain needed inventory, due to supply chain delays. We are unable to predict when such limitations will ease.

??

Overall, our company is not of a size that has required us to implement ???company-wide??? policies in response to the COVID-19 pandemic. Further, our product manufacturing operations have experienced no negative consequences attributable to the COVID-19 pandemic, inasmuch as these operations involve a limited number of persons. However, as the states continue to re-open, re-close, then re-open their economies, the scope and nature of the impacts of COVID-19 on our company will evolve day-by-day, week-by-week.

??

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

??

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

??

In light of these uncertainties, for purposes of the discussion below, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto.

??

Basis of Presentation

??

Our company was a ???shell company??? from 2014 through all of 2019. Effective January 1, 2020, we acquired Black Bird Potentials Inc. (???BB Potentials???), in a transaction accounted for as a ???reverse merger???. This Management???s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (???BB Potentials???), Big Sky American Dist., LLC (???Big Sky American???) and Black Bird Hemp Manager, LLC.

??

Cautionary Statement

??

The following discussion and analysis should be read in conjunction with our financial statements and related notes, beginning on page F-1 of this Quarterly Report.

??

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties. We assume no obligation to update any of the forward-looking statements included herein.

??

Implications of Being an Emerging Growth Company

??

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an ???emerging growth company???, as defined in the Jumpstart Our Business Startups Act of 2012 (the ???JOBS Act???). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

??

??	??

Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced ???Management???s Discussion and Analysis of Financial Condition and Results of Operations??? disclosure.

??	??	??
??	??	Reduced disclosure about our executive compensation arrangements.
??	??	??
??	??	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.
??	??	??
??	??	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

????

??
18

??

???? ??

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

??

Critical Accounting Policies

??

In General. Our accounting policies are discussed in detail in the footnotes to our financial statements beginning on page F-1. We consider our critical accounting policies related to revenue recognition, inventory and fair value of financial instruments.

??

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

??

Overview and Outlook

??

With the acquisition of BB Potentials effective January 1, 2020, BB Potentials??? operations became the operations of our company.

??

Through BB Potentials, our company is the exclusive worldwide manufacturer and distributor of MiteXstream, an EPA-registered plant-based biopesticide (EPA Reg. No. 95366-1) effective in the eradication of spider mites, a pest that destroys crops, especially cannabis, hops, coffee, and house plants, as well as molds and mildew. Also through BB Potentials, we manufacture and sell CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, as well as hand sanitizer gel and spray products, under the Grizzly Creek Naturals brand name. Big Sky American distributes our Grizzly Creek Naturals products, as well as an array of other consumer retail products, in Western Montana. In addition, BB Potentials is a licensed grower of industrial hemp under the Montana Hemp Pilot Program and has established ???Black Bird American Hemp??? as the brand name under which these efforts will be conducted.

??

Principal Factors Affecting Our Financial Performance

??

Following our acquisition of BB Potentials, our future operating results can be expected to be primarily affected by the following factors:

??

??	??	our ability to establish and maintain the value proposition of our MiteXstream biopesticide, vis-a-vis other available pest control products;
??	??	??
??	??	our ability to generate sales channels for MiteXstream; and
??	??	??
??	??	our ability to contain our operating costs.

????

Results of Operations

??

Six Months Ended June 30, 2021 (???Interim 2021???) and 2020 (???Interim 2020???). Beginning in April 2021, Big Sky American began its consumer product distribution operations in Northwest Montana, which had a positive impact on our operating results for the second quarter of 2021, when compared to our operating results for the first quarter of 2021. During Interim 2021, our business operations generated $35,212 (unaudited) in revenues from sales of consumer products, including our Grizzly Creek Naturals products, with a cost of goods sold of $23,631 (unaudited), resulting in a gross profit of $11,581 (unaudited). During Interim 2020, our business operations generated $35,874 (unaudited) in revenues from consumer product sales, including sales of our Grizzly Creek Naturals products, with a cost of goods sold of $13,265 (unaudited), resulting in a gross profit of $22,609 (unaudited).

??

??
19

??

???? ??

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

??

During Interim 2020, we incurred operating expenses of $127,697 (unaudited), which were comprised of $39,299 (unaudited) in consulting services, $3,334 (unaudited) in website expenses, $42,950 (unaudited) in legal and professional services and $31,329 (unaudited) in general and administrative expense, resulting in a net loss of $(105,149) (unaudited).

??

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

??

Further, because of our current lack of capital and the current lack of brand name awareness of MiteXstream and Grizzly Creek Naturals, we cannot predict the levels of our future revenues. However, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

??

Plan of Operation and Recent Developments

??

MiteXstream. Pursuant to our agreement with Touchstone Enviro Solutions, Inc. (???Touchstone???), a company owned by three of our directors, Fabian G. Deneault, Eric Newlan and L. A. Newlan, Jr., BB Potentials possesses the exclusive rights, even as to Touchstone, to manufacture, sell and distribute MiteXstream. The exclusivity granted would be reduced to a status of non-exclusivity, should be fail to manufacture at least 2,500 gallons of concentrate in any year during the term of the MiteXstream Agreement; provided, however, that such minimum required is deemed to have been satisfied through December 31, 2022. We are required to pay Touchstone a royalty of $10 per gallon of MiteXstream manufactured by us or by any sublicensee of ours. For no further consideration, we were granted the rights to use the ???MiteXstream??? trademark and the ???Harnessing the Power of Water??? trademark.

??

Based on informal testing done by, and discussions with, cannabis cultivation industry participants, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business. However, no prediction can be made in this regard.

??

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

??

We have begun to market MiteXstream through channels known to our management. However, until July 2021, supply chain interruptions prevented us from producing commercial quantities. These supply chain interruptions have been resolved and sales of MiteXstream are expected to begin in the last half of the third quarter of 2021.

??

In March 2021, we entered into a distribution agreement with IFC Fulfillment Company (???IFC???), a Los Angeles-based export firm, whereby IFC was appointed the exclusive distributor for MiteXstream in China, Hong Kong and Taiwan. Our Director, Jack Jie Qin, a Company director, facilitated the signing of the IFC Agreement. As of the date of this Quarterly Report, IFC has not made a sales of MiteXstream.

??

When we obtain sufficient capital, it is our intention to hire a national sales director. There is no assurance that we will be able to achieve this objective. In any event, we have begun efforts to secure a a small number of established distributors through which to sell MiteXstream in the United States and internationally. There is no assurance we will be successful in these efforts.

??

CBD and Other Consumer Products. We have created ???Grizzly Creek Naturals??? as the brand name for our CBD-related products, which are manufactured by our company using CBD purchased from third parties. We currently manufacture and sell our line of Grizzly Creek Naturals CBD products, including CBD Oils and Gummies, CBD Topicals and CBD dog treats. We also manufacture and sell hand sanitizer gel and spray products (without CBD) under our Grizzly Creek Naturals brand. In addition, since the operations of Big Sky American commenced in April 2021, we sell an array of consumer products, including Grizzly Creek Naturals product, to approximately 250 customers located in Western Montana.

??

??
20

??

???? ??

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

??

Website. We sell our Grizzly Creek Naturals CBD products to consumers through our website: www.grizzlycreeknaturals.com.

??

Financial Condition, Liquidity and Capital Resources

??

Capital Sources.

??

Regulation A Offering. In May 2020, our company filed an Offering Statement on Form 1-A (File No. 254-11215) (the ???Regulation A Offering???) with SEC with respect to 70,000,000 shares of common stock, as amended, which was qualified by the SEC on August 4, 2020. For the six months ended June 30, 2021, we sold a total of 4,875,000 shares of common stock for a total of $195,000 in cash, under the Regulation A Offering. Subsequent to June 30, 2021, we sold a total of 1,562,500 shares of our common stock for a total of $50,000 under our Regulation A Offering. In August 2021, our Offering Statement expired.

??

Third-Party Loans.

??

GPL Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from GPL Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the ???GPL Note???) bearing interest at 10% per annum, with principal and interest due in January 2021. The GPL Note was convertible into shares of the Company???s common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

??

At June 30, 2020, accrued interest on the GPL Note was $417.

??

In November 2020, the GPL Note, including accrued interest, was repaid in full in the amount of $28,000 ($25,000 in principal and $3,000 in interest).

??

Tri-Bridge Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from Tri-Bridge Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the ???Tri-Bridge Note???) bearing interest at 10% per annum, with principal and interest due in January 2021. Tri-Bridge Note is convertible into shares of the Company???s common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

??

At June 30, 2021 and 2020, accrued interest on the Tri-Bridge Note was $2,917 and $417, respectively.

??

At June 30, 2021, the Tri-Bridge Note was past due.

??

EMA Financial, LLC. In December 2020, the Company obtained a loan from EMA Financial, LLC which netted us $50,000 in proceeds. In consideration of such loan, the Company issued a $58,600 face amount convertible promissory note (the ???EMA Note???), with OID of $4,100, bearing interest at 10% per annum, with principal and interest due in September 2021. The Company had the right to repay the EMA Note at a premium ranging from 120% to 145% of the face amount. The EMA Note was convertible into shares of the Company???s common stock at a conversion price equal to the lower of 60% of the market price of the Company???s common stock on the date of issuance of the EMA Note and the date of conversion, any time after June 15, 2021.

??

In June 2021, the EMA Note was repaid in full in the amount of $93,697.70, as follows: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium.

????

??
21

??

???? ??

Power Up Lending Group Ltd. In January 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $52,000 in proceeds. In consideration of such loan, the Company issued a $55,500 face amount convertible promissory note (???Power Up Note #1???) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company had the right to repay the Power Up Note #1 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #1 was convertible into shares of the Company???s common stock at a conversion price equal to the lower of 61% of the market price of the Company???s common stock on the date of issuance of the Power Up Note #1 and the date of conversion, any time after July 14, 2021.

??

At June 30, 2021, no portion of the Power Up Note #1 had been repaid by the Company.

??

Subsequent to June 30, 2021, during July 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company???s common stock, as follows:

??

Amount Converted	??	??	Conversion Price Per Share		??	??	Number Shares		??
$15,000	??	??		$0.0162	??	??	??	925,926	??
$20,000	??	??		$0.0143	??	??	??	1,398,601	??
$20,500	??	??		$0.0143	??	??	??	1,666,434	??
Total Converted: $55,500	??	??	??	??	??	??	Total Shares: 3,990,961		??

??

SE Holdings, LLC. In February 2021, the Company obtained a loan from SE Holdings LLC which netted the Company $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000 face amount promissory note (the ???SE Holdings Note???), with OID of $15,000, bearing interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in July 2021. The Company has the right to repay the SE Holdings Note at any time. Should the Company default on SE Holdings Note, the SE Holdings Note becomes convertible into shares of the Company???s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company???s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of the SE Holdings Note. In addition, the Company issued 2,000,000 shares of its common stock to SE Holdings as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

??

At June 30, 2021, no portion of the SE Holdings Note had been repaid by the Company.

??

Power Up Lending Group Ltd. In February 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $43,500 in proceeds. In consideration of such loan, the Company issued a $43,500 face amount convertible promissory note (???Power Up Note #2???) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company has the right to repay the Power Up Note #2 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #2 may be converted into shares of the Company???s common stock at a conversion price equal to the lower of 61% of the market price of the Company???s common stock on the date of issuance of the Power Up Note #2 and the date of conversion, any time after August 17, 2021.

??

At June 30, 2021, no portion of the Power Up Note #2 had been repaid by the Company.

??

Power Up Lending Group Ltd. In April 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $68,750 in proceeds. In consideration of such loan, the Company issued a $68,750 face amount convertible promissory note (???Power Up Note #3???) bearing interest at 12% per annum, with principal and interest due in April 2022. The Company has the right to repay the Power Up Note #3 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #3 may be converted into shares of the Company???s common stock at a conversion price equal to the lower of 61% of the market price of the Company???s common stock on the date of issuance of the Power Up Note #3 and the date of conversion, any time after October 22, 2021.

??

At June 30, 2021, no portion of the Power Up Note #3 had been repaid by the Company.

??

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

??

Our company???s current cash position of approximately $90,000 is adequate for our company to maintain its present level of operations through the remainder 2021. However, we must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

????

??
22

??

???? ??

Inflation

??

Our management believes economic conditions point toward significant inflationary pressures arising in the near future. However, no prediction can be made in this regard and, further, no prediction can be made with respect to how the potential impact any inflation would affect our results of operations.

??

Seasonality

??

For the foreseeable future, we expect that our operating results will be impacted by the seasonality of farming operations, including cannabis grow operations. However, we are currently unable to predict the level to which such seasonality will impact our business.

??

Off Balance Sheet Arrangements

??

As of June 30, 2021, and December 31, 2020, there were no off-balance sheet arrangements. We have entered into operating leases for two facilities, as follows:

??

Address	??	Description	??	Use	??	Yearly Rent	??	??	Expiration Date	??
3505 Yucca Drive Suite 115 Flower Mound, TX 75028	??	Corporate Office (160 sq. ft.)	??	Administrative	??	$7,200	??	??	March 2022	??
60600 US Highway 93 Ronan, Montana 59864	??	Warehouse (1,000 sq. ft.)	??	Manufacturing	??	$18,000	??	??	December 2025	??

??

Contractual Obligations

??

To date, we have entered into a single long-term lease obligation that require us to make monthly payments of $1,500 through 2025.

??

Capital Expenditures

??

We made capital expenditures of $185,702 during the six months ended June 30, 2021, which included the purchase of distribution assets used by Big Sky American and the purchase of other distribution-related assets. Without obtaining additional capital, we will not be able to make any capital expenditures.

??

Item 3. Quantitative and Qualitative Disclosures About Market Risk

??

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

??

Item 4. Controls and Procedures

??

Evaluation of Disclosure Controls and Procedures. Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its reports filed pursuant to the Securities Exchange Act of 1934 (the ???Exchange Act???) is recorded, processed, summarized and reported within the time periods specified in the SEC???s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

??

As of the quarter ended June 30, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company???s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

??

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of June 30, 2021.

??

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

??

??
23

??

???? ??

PART II???OTHER INFORMATION

??

Item 1. Legal Proceedings

??

We have no pending legal or administrative proceedings.

??

Item 1A. Risk Factors

??

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

??

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

??

During the three months ended June 30, 2021, we issued a total of 3,125,000 shares of common stock under our Regulation A offering for a total of $100,000 in cash. These funds were used for operating expenses.

??

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

??

Subsequent to June 30, 2021, we issued a total of 1,562,500 shares of common stock under our Regulation A offering for a total of $50,000 in cash. These funds were used for operating expenses.

??

Also Subsequent to the three months ended June 30, 2021, we issued 1,002,000 shares of our common stock to a third-party consultant, Milestone Management Services, LLC, which shares were valued at $0.039 per share ($39,078, in the aggregate).

??

Item 3. Defaults Upon Senior Securities

??

None.

??

Item 4. Mine Safety Disclosures

??

Not applicable.

??

Item 5. Other Information

??

None.

??

??
24

??

???? ??

Item 6. Exhibits

??

Exhibit	??	Description
??	??	??
+31.1	??	Certification by Registrant???s Chief Executive Officer with respect to Registrant???s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021
??	??	??
+31.2	??	Certification by Registrant???s Chief Financial Officer with respect to Registrant???s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021
??	??	??
+32.1	??

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant???s Chief Executive Officer and Chief Financial Officer with respect to Registrant???s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

??	??	??
101.INS	??	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
??	??	??
101.SCH	??	Inline XBRL Taxonomy Extension Schema Document.
??	??	??
101.CAL	??	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
??	??	??
101.DEF	??	Inline XBRL Taxonomy Extension Definition Linkbase Document.
??	??	??
101.LAB	??	Inline XBRL Taxonomy Extension Labels Linkbase Document.
??	??	??
101.PRE	??	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
??	??	??
104	??	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________??

+ Previously filed

??????

??
25

??

???? ??

SIGNATURES

??

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.??

??

??	BLACK BIRD BIOTECH, INC.
??	??	??	??
Dated: August 24, 2021	By:	/s/ FABIAN G. DENEAULT
??	??	Fabian G. Deneault	??
??		President (Principal Executive Officer)	??
??	??	??	??

??

??
26

??