Form 10-Q
period 2021-09-30
Black Bird Biotech, Inc.
filed 2021-11-22
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

(833) 223-4204

(Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 296,397,495 as of November 22, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	9/30/21 (unaudited)	12/31/20
ASSETS
CURRENT ASSETS
Cash and cash equivalents
Other current assets	$820,114	$52,974
Inventory	78,125	39,676
Pre-paid expenses	183,328	13,500
Accounts receivable	9,445	---
Total current assets	1,091,012	106,150
OTHER ASSETS
Deposit - asset purchase	-	20,000
Fixtures and equipment	12,624	---
Intangible asset	116,111	---
Total other assets	128,735	20,000
TOTAL ASSETS	$1,219,747	$126,150

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$41,649	$46,253
Accrued interest payable	11,481	2,201
Due to related party	5,277	4,470
Third-party notes payable, net of loan fees of $23,667 and debt discount of $302,917	474,042	45,617
Total current liabilities	532,449	98,541
TOTAL LIABILITIES	$532,449	$98,541

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 325,000,000 shares authorized, 246,897,495 and 164,925,000 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	$246,897	$164,925
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	2,177,006	703,353
Retained earnings (accumulated deficit)	(1,735,605)	(839,669)
Total stockholders' equity	687,298	27,609
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,219,747	$126,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$46,694	$20,240	$81,906	$56,114
Cost of goods sold	39,608	8,807	63,239	22,072
Gross profit (loss)	7,086	11,433	18,667	34,042
Expense
Consulting services	123,639	149,909	241,426	189,208
Website expense	1,427	6,020	11,355	9,354
Legal and professional services	5,099	55,338	48,872	98,288
Product distribution and development costs	-	3,000	-	7,121
Beneficial conversion expense	-	9,997	-	16,661
Advertising and marketing	117	-	5,195	-
License fee	22,339	-	24,008	-
Rent	1,860	-	8,520	-
General and administrative	205,697	14,455	399,256	45,874
Total expenses	360,178	238,719	738,632	366,416
Net operating loss	(353,092)	(227,286)	(719,965)	(332,374)
Other expense
Other income	-	91	-	91
Amortization	(31,667)	-	(73,889)	-
Interest expense	(65,701)	(2,140)	(128,790)	(2,201)
Depreciation expense	(1,217)	-	(3,080)	-
Total other income (expense)	(98,585)	(2,049)	(205,759)	(2,110)
Profit (loss) before taxes	(451,677)	(229,335)	925,724	(334,484)
Income tax expense	-	-	-
Net profit (loss)	(451,677)	$(229,335)	925,724	$(334,484)
Net profit (loss) per common share
Basic	$(-)	$(-)	$(-)	$(-)
Diluted	$(-)	$(-)	$(-)	$(-)
Weighted average number of common shares outstanding:
Basic	196,004,788	152,725,000	172,040,746	150,973,996
Diluted	214,223,263	163,106,208	196,444,103	154,451,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2020	164,925,000	$164,925	$(1,000)	$703,353	$(839,669)	$27,609
Effect of adoption of ASU 2020-06	-	-	-	(56,343)	29,788	(26,555)
Stock issued for cash (Reg A #1)	4,875,000	4,875	-	190,125	-	195,000
Stock issued for services	150,000	150	-	6,730	-	6,880
Stock issued for commitment fee	2,000,000	2,000	-	63,000	-	65,000
Net loss	-	-	-	-	(208,233)	(208,233)
Balance, March 31, 2021	171,950,000	171,950	(1,000)	906,865	(1,018,114)	59,701
Stock issued for cash	3,125,000	3,125	-	-	-	100,000
Stock issued for services	450,000	450	-	13,050	-	13,500
Stock issued for services	8,000,000	8,000	-	242,000	-	250,400
Stock issued for services	500,000	500	-	14,500	-	15,000
Net loss	-	-	-	-	(265,814)	(265,814)
Balance, June 30, 2021	184,025,000	184,025	(1,000)	1,273,690	(1,283,928)	172,787
Stock issued for cash (Reg A #1)	1,562,500	1,562	-	48,438	-	50,000
Stock issued for cash (Reg A #2)	51,700,000	51,700	-	723,800	-	775,500
Stock issued for debt conversion	8,607,995	8,608	-	93,002	-	101,610
Stock issued for services	1,002,000	1,002	-	38,076	-	39,078
Net loss	-	-	-	-	(451,677)	(451,677)
Balance, September 30, 2021	246,897,495	$246,897	$(1,000)	$2,177,006	$(1,735,605)	$687,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Nine Months Ended September 30, 2021 and 2020 (unaudited) (cont.)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2019	85,970,665	$85,971	$-	$7,488,946	$(8,715,712)	$(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)	-	79,265	-	-
Stock issued for debt cancellation	23,294,335	23,294	-	1,109,803	-	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000	(1,000)	(4,055)	-	114,945
Inventory contributed to additional paid-in capital by related party	-	-	-	399	-	399
Stock issued for services	100,000	100	-	7,900	-	8,000
Net loss	-	-	-	-	(68,554)	(68,554)
Balance, March 31, 2020	150,100,000	$150,100	$(1,000)	$8,682,258	$(8,784,266)	$47,092
Stock issued for cash	125,000	125	-	2,375	-	2,500
Beneficial conversion related to convertible debt	-	-	-	29,990	-	29,990
Net loss	-	-	-	-	(36,595)	(36,595)
Balance, June 30, 2020	150,225,000	$150,125	$(1,000)	$8,714,623	$(8,820,861)	$42,987
Stock issued for cash	5,000,000	5,000	-	195,000	-	200,000
Inventory contributed to additional paid-in capital by related party	-	-	-	278	-	278
Net loss	-	-	-	-	(229,335)	(229,335)
Balance, September 30, 2020	155,225,000	$155,225	$(1,000)	$8,909,901	$(9,050,196)	$13,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(925,724)	$(334,484)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	119,650	8,000
Non-Cash interest expense for stock conversion of debt	2,610	-
Amortization	73,889	16,661
Amortization of financing fees	65,639	-
Amortization of debt discount	40,954	-
Prepaid expenses	35,380	-
Accumulated depreciation	3,080	-
Accounts receivable	(9,445)	-
Accrued interest	9,280	2,201
Inventory	(38,449)	(29,906)
Accrued expenses	(4,604)	33,876
Net cash used for operating activities	(627,740)	(303,652)
CASH FLOWS FROM INVESTING ACTIVITIES
Machinery and equipment	(5,703)	(520)
Asset purchase	(180,000)	-
Purchase of furniture and equipment	-	-
Net cash used for investing activities	(185,703)	(520)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment loans payable - third party	(251,474)	6,670
Financing fees paid	(16,750)	-
Loans payable - third parties	727,500	50,000
Proceeds from issuance of common stock	1,120,500	202,500
Net advances from related party	807	6,917
Net cash provided by financing activities	1,580,583	266,087
Net increase (decrease) in cash and cash equivalents	767,140	(38,085)
Cash and cash equivalents at beginning of period	52,974	85,969
Cash and cash equivalents at end of period	$820,114	$47,884
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay related party debt	$-	$1,133,097
Common stock issued for commitment fee	$65,000	$-
Inventory contributed for capital	$773	$677
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

These unaudited interim consolidated financial statements, as of September 30, 2021, and for the nine months ended September 30, 2021 and 2020, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2021. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had working capital of $558,565September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s activities will necessitate significant uses of working capital beyond 2021. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans. While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are potential dilutive securities as of September 30, 2021 and 2020.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company has early adopted ASU 2020-06 for the year beginning January 1, 2021.

Change in Accounting Principle

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company has early adopted ASU 2020-06 for the year beginning January 1, 2021.

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

During the nine months ended September 30, 2021, the cumulative effect of the changes on retained earnings is $29,788, additional paid-in-capital is $56,343 and notes payable is $26,555, as reflected in the accompanying financial statements. During the nine months ended September 30, 2021 the effect on EPS would be unchanged after the adoption of ASU 2020-06.

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

4. COMMON STOCK

Common Stock Issued for Cash

2021	Regulation A Offering (SEC File No. 024-11215) (“Reg A #1”). During the nine months ended September 30, 2021, the Company sold (a) a total of 6,437,500 shares of its common stock for a total of $245,000, or an average of $.038 per share, in cash under the Reg A #1.

Regulation A Offering (SEC File No. 024-11621) (“Reg A #2”). During the nine months ended September 30, 2021, the Company sold a total of 51,700,000 shares of its common stock for a total of $775,500, or $.015 per share, in cash under the Reg A #2.

2020	During the nine months ended September 30, 2020, the Company sold 125,000 shares of its common stock to a third party for $2,500 in cash, or $.02 per share.

During the nine months ended September 30, 2020, the Company sold a total of 5,000,000 shares of its common stock for a total of $200,000, or $.04 per share, in cash, under the Reg A #1.

Common Stock Issued for Services

2021	In September 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $3,000 of its common stock for each month of the three-month term of such agreement, in arrears.

In July 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue 167,000 shares of its common stock for each month of the six-month term of such agreement, a total of 1,002,000 shares., which shares were valued at $.039 per share, or $39,078, in the aggregate.

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

Stock Cancellation Agreement

In conjunction with the Merger Agreement, the Company entered into a cancellation of stock agreement with its former majority shareholder, EFT Holdings, Inc., whereby it cancelled all 79,265,000shares of common stock then owned by EFT Holdings, Inc.

Debt Forgiveness Agreements

In conjunction with the Merger Agreement, the Company entered into debt forgiveness agreements with related parties, as follows:

EFT Holdings, Inc. The Company issued 18,221,906 shares of common stock to its former majority shareholder, EFT Holdings, Inc., in payment of $886,108 of indebtedness, principal and accrued interest.

EF2T, Inc. The Company issued 2,240,768shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of indebtedness, principal and accrued interest.

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

7. INTANGIBLE ASSET

The Company has an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and is being amortized over 18 months. The Company recorded amortization expense in the amount of $73,889 for the nine months ended September 30, 2021. As of September 30, 2021, the intangible asset net of accumulated amortization is $116,111. Amortization expense for 2021 is estimated to be $105,556.

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

At September 30, 2020, accrued interest on the GPL Note was $1,678.

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

At September 30, 2021 and 2020, accrued interest on the Tri-Bridge Note was $1,870 and $1,678, respectively.

At September 30, 2021, the Tri-Bridge Note was past due.

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

SE Holdings, LLC. In February 2021, the Company obtained a loan from SE Holdings LLC which netted the Company $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000 face amount promissory note (the “SE Holdings Note”), with OID of $15,000, bearing interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in July 2021. The Company had the right to repay the SE Holdings Note at any time. Should the Company had been in default on SE Holdings Note, the SE Holdings Note would have become convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company’s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of the SE Holdings Note. In addition, the Company issued 2,000,000 shares of its common stock to SE Holdings as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

During the nine months ended September 30, 2021, $45,375 of the SE Holdings Note was repaid by the Company.

Subsequent to September 30, 2021, the remaining balance of the SE Holdings Note, $75,625, was repaid by the Company. (See Note 15. Subsequent Events).

Power Up Lending Group Ltd. In February 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $43,500 in proceeds. In consideration of such loan, the Company issued a $43,500 face amount convertible promissory note (“Power Up Note #2”) bearing interest at 12% per annum, with principal and interest due in January 2022. The Company had the right to repay the Power Up Note #2 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #2 was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #2 and the date of conversion, any time after August 17, 2021.

During August and September 2021, the Power Up Note #2 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
$15,000		$0.0137	1,094,891
$20,000		$0.0093	2,150,538
$11,110	*	$0.0081	1,371,605
Total Converted: 46,110			Total Shares: 4,617,034

*	This amount includes $2,610 of interest.

Power Up Lending Group Ltd. In April 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $68,750 in proceeds. In consideration of such loan, the Company issued a $68,750 face amount convertible promissory note (“Power Up Note #3”) bearing interest at 12% per annum, with principal and interest due in April 2022. The Company had the right to repay the Power Up Note #3 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #3 was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #3 and the date of conversion, any time after October 22, 2021.

In September 2021, the Power Up Note #3 was repaid in full by the Company, as follows: $68,750.00 in principal, $27,500.00 in additional principal as a prepayment premium and $5,063.01 in interest, a total repayment amount of $101,313.01.

Power Up Lending Group Ltd. In August 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $78,750 in proceeds. In consideration of such loan, the Company issued a $78,750 face amount convertible promissory note (“Power Up Note #4”) bearing interest at 12% per annum, with principal and interest due in August 2022. The Company had the right to repay the Power Up Note #4 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #3 was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #4 and the date of conversion, any time after October 22, 2021.

In September 2021, the Power Up Note #4 was repaid in full by the Company, as follows: $78,750.00 in principal, $15,750.00 in additional principal as a prepayment premium and $5,393.84 in interest, a total repayment amount of $99,893.84.

FirstFire Global Opportunities Fund LLC. In September 2021, the Company obtained a loan from FirstFire Global Opportunities Fund LLC which netted the Company $125,000 in proceeds. In consideration of such loan, the Company issued a $250,000 face amount convertible promissory note (“FirstFire Note”), with OID of $125,000, due in September 2022. The Company had the right to repay the FirstFire Note at anytime, with a 20%, or $50,000, reduction in principal owed if repaid in full on or before November 30, 2021. The FirstFire Note was convertible into shares of the Company’s common stock at a conversion price equal to $.015 per share, any time after December 1, 2021.

At September 30, 2021, no portion of the FirstFire Note had been repaid by the Company.

Subsequent to September 30, 2021, the FirstFire Note was repaid in full by the Company, in the amount of $200,000 (which included a reduction in principal due to repayment in full on or before November 30, 2021). (See Note 15. Subsequent Events).

Tiger Trout Capital Puerto Rico, LLC. In September 2021, the Company obtained a loan from Tiger Trout Capital Puerto Rico, LLC which netted the Company $250,000 in proceeds. In consideration of such loan, the Company issued a $500,000 face amount convertible promissory note (“Tiger Trout Note”), with OID of $250,000, with principal due in September 2022. The Company has the right to repay the Tiger Trout Note at anytime, with a 10%, or $50,000, reduction in principal owed if repaid in full on or before November 30, 2021. The Tiger Trout Note is convertible into shares of the Company’s common stock at a conversion price equal to $.015 per share, any time after December 1, 2021.

At September 30, 2021, no portion of the FirstFire Note had been repaid by the Company.

Subsequent to September 30, 2021, the Company has repaid $200,000 of the Tiger Trout Note. (See Note 15. Subsequent Events).

9. STOCKHOLDER RECEIVABLE

At September 30, 2021, and December 31, 2020, cash relating to a stockholder receivable of BB Potentials for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of BB Potentials. The stockholder receivable relates to42,885 shares of Company common stock.

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

Nine Months Ended September 30, 2021. During the nine months ended September 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At September 30, 2021, such loan had been repaid in full, in the amount of $93,697.70.

At September 30, 2021, the Company owed EF2T, Inc. $4,470 and Astonia LLC $773.

Nine Months Ended September 30, 2020. During the nine months ended September 30, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of September 30, 2021 and 2020, the Company owed Astonia LLC $4,470 and $6,470 in principal, respectively, and $391 and $105 in accrued and unpaid interest, respectively.

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

12. LOANS PAYABLE - RELATED PARTIES

Nine Months Ended September 30, 2021. During the nine months ended September 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At September 30, 2021, such loan had been repaid in full, in the amount of $93,697.70.

Nine Months Ended September 30, 2020. During the nine months ended September 30, 2020, the Company entered into three separate debt forgiveness agreements with related parties:

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

During the nine months ended September 30, 2020, advances of $6,470 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of September 30, 2021 and 2020, the Company owed Astonia LLC $4,470 and $6,470 in principal, respectively, and $391 and $105 in accrued and unpaid interest, respectively.

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

14. REGULATION A OFFERINGS

Reg A #1. In August 2021, the Reg A #1, which was qualified by the SEC on August 4, 2020, expired.

Reg A #2. On September 9, 2021, the Reg A #2 was qualified by the SEC; on September 24, 2021, Post-Qualification Amendment No. 1 (the “Reg A #2 PQA”) to the Reg A #2 was qualified by the SEC. Under the Reg A #2, including the Reg A #2 PQA, relates to the offer of up to 100,000,000 shares of the Company’s common stock at an offering price of $.015 per share.

15. SUBSEQUENT EVENTS

Common Stock Issued for Cash

Subsequent to September 30, 2021, the Company has sold a total of 30,000,000 shares of its common stock for a total of $450,000, or $.015 per share, in cash, under the Reg A #2.

Common Stock Issued for Services

In October 2021, the Company issued 13,000,000 shares of its common stock to a third party consultant, which shares were valued at $0.015 per share, or $195,000, in the aggregate.

Subsequent to September 30, 2021, the Company has issued a total of 400,000 shares of its common stock pursuant to a consulting agreement with a third party, which shares were valued at $.015 per share, or $6,000, in the aggregate.

Convertible Promissory Note Repayments

SE Holdings Note. Subsequent to September 30, 2021, the Company repaid the remaining balance of the SE Holdings Note, in the amount of $75,625,

FirstFire Note. Subsequent to September 30, 2021, the Company repaid the FirstFire Note in full, in the amount of $200,000 (which included a reduction in principal due to the Company’s repayment in full of the FirstFire Note on or before November 30, 2021).

Tiger Trout Note. Subsequent to September 30, 2021, the Company has repaid $200,000 of the Tiger Trout Note.

Consulting Agreement

In October 2021, the Company entered into a consulting agreement with a third party, pursuant to which the Company is obligated to make monthly payments of $20,000 for each month of the three-month term and pursuant to which the Company issued 13,000,000 shares of its common stock, which shares were valued at $.015 per share, or $195,000, in the aggregate.

Cancellation of Common Stock

Upon the repayment of the SE Holdings Note, in accordance with the terms of the transaction pursuant to which the Company issued the SE Holdings Note, 1,000,000 shares of common stock were cancelled.

Other

Management has evaluated subsequent events through November 22, 2021.

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

Change in Accounting Principle. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. Our company has early adopted ASU 2020-06 for the year beginning January 1, 2021.

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

Results of Operations

Nine Months Ended September 30, 2021 (“Interim 2021”) and 2020 (“Interim 2020”). Beginning in April 2021, Big Sky American began its consumer product distribution operations in Northwest Montana, which had a positive impact on our operating results beginning in the second quarter of 2021, when compared to our operating results for the first quarter of 2021. During Interim 2021, our business operations generated $81,906 (unaudited) in revenues from sales of consumer products, including our Grizzly Creek Naturals products, with a cost of goods sold of $63,239 (unaudited), resulting in a gross profit of $18,667 (unaudited). During Interim 2020, our business operations generated $56,114 (unaudited) in revenues from consumer product sales, including sales of our Grizzly Creek Naturals products, with a cost of goods sold of $22,072 (unaudited), resulting in a gross profit of $34,042 (unaudited).

During Interim 2021, we incurred operating expenses of $738,632 (unaudited), which were comprised of $241,426 (unaudited) in consulting services, $11,355 (unaudited) in website expenses, $48,872 (unaudited) in legal and professional services, $24,008 (unaudited) for product license, $8,520 (unaudited) in rent, $5,195 (unaudited) in advertising and marketing expense and $399,256 (unaudited) in general and administrative expense, resulting in a net loss of $(925,724) (unaudited).

During Interim 2020, we incurred operating expenses of $366,416 (unaudited), which were comprised of $189,208 (unaudited) in consulting services, $9,354 (unaudited) in website expenses, $98,288 (unaudited) in legal and professional services, $7,121 (unaudited) in product distribution and development costs, $16,661 (unaudited) in beneficial conversion expense and $45,874 (unaudited) in general and administrative expense, resulting in a net loss of $(334,484) (unaudited).

We expect that our revenues will increase from quarter to quarter, beginning with the fourth quarter of 2021 based on two primary circumstances: (1) sales of MiteXstream began during the last half of the third quarter of 2021; and (2) the operations of Big Sky American are expected to expand over time. There is no assurance that material sales of MiteXstream will be realized or that the operations of Big Sky American will yield increased sales. We expect to incur operating losses through at least the first quarter of 2022.

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

Financial Condition, Liquidity and Capital Resources

Capital Sources.

Regulation A Offerings.

Regulation A Offering (SEC File No. 024-11215) (“Reg A #1”). On August 4, 2020, the SEC qualified the Reg A #1 with respect to 70,000,000 shares of common stock. During the nine months ended September 30, 2021, we sold (a) a total of 4,875,000 shares of our common stock for a total of $195,000, or $.04 per share, in cash, and (b) a total of 4,687,500 shares of its common stock for a total of $150,000, or $.032 per share, in cash, under the Reg A #1. The Reg A #1 expired on August 4, 2021.

Regulation A Offering (SEC File No. 024-11621) (“Reg A #2”). On September 9, 2021, the SEC qualified the Reg A #2, pursuant to which we are offering up to 100,000,000 shares of our common stock at an offering price of $.015 per share. During the nine months ended September 30, 2021, the Company sold a total of 51,700,000 shares of its common stock for a total of $775,500, or $.015 per share, in cash under the Reg A #2. Subsequent to September 30, 2021, we have sold a total of 30,000,000 shares of our common stock for a total of $450,000 in cash, under the Reg A #2.

Third-Party Loans.

GPL Ventures LLC. In April 2020, we obtained a loan in the amount of $25,000 from GPL Ventures LLC. In consideration of such loan, we issued a $25,000 face amount convertible promissory note (the “GPL Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. The GPL Note was convertible into shares of our common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

At September 30, 2020, accrued interest on the GPL Note was $1,678.

In November 2020, the GPL Note, including accrued interest, was repaid in full in the amount of $28,000 ($25,000 in principal and $3,000 in interest).

Tri-Bridge Ventures LLC. In April 2020, we obtained a loan in the amount of $25,000 from Tri-Bridge Ventures LLC. In consideration of such loan, we issued a $25,000 face amount convertible promissory note (the “Tri-Bridge Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. Tri-Bridge Note is convertible into shares of our common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020.

At September 30, 2021 and 2020, accrued interest on the Tri-Bridge Note was $1,870 and $1,678, respectively.

At September 30, 2021, the Tri-Bridge Note was past due.

EMA Financial, LLC. In December 2020, we obtained a loan from EMA Financial, LLC which netted us $50,000 in proceeds. In consideration of such loan, we issued a $58,600 face amount convertible promissory note (the “EMA Note”), with OID of $4,100, bearing interest at 10% per annum, with principal and interest due in September 2021. We had the right to repay the EMA Note at a premium ranging from 120% to 145% of the face amount. The EMA Note was convertible into shares of our common stock at a conversion price equal to the lower of 60% of the market price of our common stock on the date of issuance of the EMA Note and the date of conversion, any time after June 15, 2021.

In June 2021, the EMA Note was repaid in full in the amount of $93,697.70, as follows: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium.

Power Up Lending Group Ltd. In January 2021, we obtained a loan from Power Up Lending Group Ltd. which netted us $52,000 in proceeds. In consideration of such loan, we issued a $55,500 face amount convertible promissory note (“Power Up Note #1”) bearing interest at 12% per annum, with principal and interest due in January 2022. We had the right to repay the Power Up Note #1 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #1 was convertible into shares of the our common stock at a conversion price equal to the lower of 61% of the market price of our common stock on the date of issuance of the Power Up Note #1 and the date of conversion, any time after July 14, 2021.

During July 2021, the Power Up Note #1 was repaid in full through conversion into shares of our common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,000	$0.0162	925,926
$20,000	$0.0143	1,398,601
$20,500	$0.0143	1,666,434
Total Converted: $55,500		Total Shares: 3,990,961

SE Holdings, LLC. In February 2021, we obtained a loan from SE Holdings LLC which netted us $106,000 in proceeds. In consideration of such loan, we issued a $121,000 face amount promissory note (the “SE Holdings Note”), with OID of $15,000, bearing interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in July 2021. We had the right to repay the SE Holdings Note at any time. Had we been in default on SE Holdings Note, the SE Holdings Note would have become convertible into shares of our common stock at a conversion price equal to the lesser of the lowest closing bid price of our common stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of the SE Holdings Note. In addition, we issued 2,000,000 shares of our common stock to SE Holdings as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

During the nine months ended September 30, 2021, we repaid $45,375 of the SE Holdings Note.

Subsequent to September 30, 2021, we repaid the remaining balance of the SE Holdings Note, in the amount of $75,625.

Power Up Lending Group Ltd. In February 2021, we obtained a loan from Power Up Lending Group Ltd. which netted us $43,500 in proceeds. In consideration of such loan, we issued a $43,500 face amount convertible promissory note (“Power Up Note #2”) bearing interest at 12% per annum, with principal and interest due in January 2022. We had the right to repay the Power Up Note #2 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #2 was convertible into shares of our common stock at a conversion price equal to the lower of 61% of the market price of our common stock on the date of issuance of the Power Up Note #2 and the date of conversion, any time after August 17, 2021.

During August and September 2021, the Power Up Note #2 was repaid in full through conversion into shares of our common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
$15,000		$0.0137	1,094,891
$20,000		$0.0093	2,150,538
$11,110	*	$0.0081	1,371,605
Total Converted: 46,110			Total Shares: 4,617,034
* This amount includes $2,610 of interest.

Power Up Lending Group Ltd. In April 2021, we obtained a loan from Power Up Lending Group Ltd. which netted us $68,750 in proceeds. In consideration of such loan, we issued a $68,750 face amount convertible promissory note (“Power Up Note #3”) bearing interest at 12% per annum, with principal and interest due in April 2022. We had the right to repay the Power Up Note #3 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #3 was convertible into shares of our common stock at a conversion price equal to the lower of 61% of the market price of our common stock on the date of issuance of the Power Up Note #3 and the date of conversion, any time after October 22, 2021.

In September 2021, we repaid the Power Up Note #3 in full, as follows: $68,750.00 in principal, $27,500.00 in additional principal as a prepayment premium and $5,063.01 in interest, a total repayment amount of $101,313.01.

Power Up Lending Group Ltd. In August 2021, we obtained a loan from Power Up Lending Group Ltd. which netted us $78,750 in proceeds. In consideration of such loan, we issued a $78,750 face amount convertible promissory note (“Power Up Note #4”) bearing interest at 12% per annum, with principal and interest due in August 2022. We had the right to repay the Power Up Note #4 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #3 was convertible into shares of our common stock at a conversion price equal to the lower of 61% of the market price of our common stock on the date of issuance of the Power Up Note #4 and the date of conversion, any time after October 22, 2021.

In September 2021, we repaid the Power Up Note #4 in full, as follows: $78,750.00 in principal, $15,750.00 in additional principal as a prepayment premium and $5,393.84 in interest, a total repayment amount of $99,893.84.

FirstFire Global Opportunities Fund LLC. In September 2021, we obtained a loan from FirstFire Global Opportunities Fund LLC which netted us $125,000 in proceeds. In consideration of such loan, we issued a $250,000 face amount convertible promissory note (“FirstFire Note”), with OID of $125,000, due in September 2022. We had the right to repay the FirstFire Note at anytime, with a 20%, or $50,000, reduction in principal owed if repaid in full on or before November 30, 2021. The FirstFire Note was convertible into shares of our common stock at a conversion price equal to $.015 per share, any time after December 1, 2021.

At September 30, 2021, we had repaid no portion of the FirstFire Note.

Subsequent to September 30, 2021, we repaid the FirstFire Note in full, in the amount of $200,000 (which included a reduction in principal due to repayment in full on or before November 30, 2021).

Tiger Trout Capital Puerto Rico, LLC. In September 2021, we obtained a loan from Tiger Trout Capital Puerto Rico, LLC which netted us $250,000 in proceeds. In consideration of such loan, we issued a $500,000 face amount convertible promissory note (“Tiger Trout Note”), with OID of $250,000, with principal due in September 2022. We have the right to repay the Tiger Trout Note at anytime, with a 10%, or $50,000, reduction in principal owed if repaid in full on or before November 30, 2021. The Tiger Trout Note is convertible into shares of our common stock at a conversion price equal to $.015 per share, any time after December 1, 2021.

At September 30, 2021, we had repaid no portion of the FirstFire Note.

Subsequent to September 30, 2021, we have repaid $200,000 of the Tiger Trout Note.

September 30, 2021. At September 30, 2021, our company had $820,114 (unaudited) in cash and had working capital of $558,563 (unaudited), compared to $52,974 in cash and a working capital deficit of $7,609 at December 31, 2020. The change in our working capital position from December 31, 2020, to September 30, 2021, is attributable primarily to our obtaining a total of $952,500 from the Reg A #1 and the Reg A #2.

Our company’s current cash position of approximately $700,000 is adequate for our company to maintain its present level of operations through at least the first half of 2022. However, we must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

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

Off Balance Sheet Arrangements

As of September 30, 2021, and December 31, 2020, there were no off-balance sheet arrangements. We have entered into operating leases for two facilities, as follows:

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

Capital Expenditures

We made capital expenditures of $185,702 during the nine months ended September 30, 2021, which included the purchase of distribution assets used by Big Sky American and the purchase of other distribution-related assets. We do not expect to make any significant capital expenditures for the foreseeable future.

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

As of the quarter ended September 30, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we issued a total of 1,562,500 shares of common stock under the Reg A #1 for a total of $50,000 in cash. These funds were used for operating expenses. Also during the three months ended September 30, 2021, we issued a total of 51,700,000 shares of common stock under the Reg A #2 for a total of $775,500 in cash. These funds were used for operating expenses.

Subsequent to September 30, 2021, we have issued a total of 30,000,000 shares of common stock under the Reg A #2 for a total of $450,000 in cash. These funds were used for operating expenses.

No other issuances of common stock were made that have not been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021
31.2	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021
32.1

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021

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

BLACK BIRD BIOTECH, INC.

Dated: November 22, 2021	By:	/s/ Fabian G. Deneault
Fabian G. Deneault
President (Principal Executive Officer)

