Form 10-K
period 2021-12-31
Black Bird Biotech, Inc.
filed 2022-04-15
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File No. 000-52828

Black Bird Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2021 of $0.042) is $7,585,400.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 303,330,828 as of April 14, 2022.

Documents Incorporated by Reference

None

BLACK BIRD BIOTECH, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2021

Items in Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this Annual Report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” or other words of a similar import, we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based upon information available to us on the date hereof (but excluding the impact of COVID-19), but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors (e.g., see Item 1. Business—Preliminary Statements Regarding the COVID-19 Pandemic and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of COVID-19) that could cause our actual results to differ materially from our current expectations elsewhere in this Annual Report. You should understand that forward-looking statements made in this Annual Report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I

Item 1. Business

In this Annual Report, “we,” “us” and “our” refer to Black Bird Biotech, Inc., including its wholly-owned subsidiaries, Black Bird Potentials Inc., a Wyoming corporation (“BB Potentials”), Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”), and Black Bird Hemp Manager, LLC, a Montana limited liability company.

Preliminary Statements Regarding the COVID-19 Pandemic

The COVID-19 pandemic had a discernable short-term negative impact on the ability of our company to obtain capital needed to accelerate the development of our business, as well as to obtain needed inventory, due to supply chain delays. While these limitations have eased, we are unable to predict when such limitations will be entirely resolved.

Overall, our company is not of a size that required us to implement “company-wide” policies in response to the COVID-19 pandemic. Further, our product manufacturing operations have experienced no negative consequences attributable to the COVID-19 pandemic, inasmuch as these operations involve a limited number of persons.

For purposes of the discussion below, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the impact of the COVID-19 pandemic or our responses thereto.

Our Company After Acquiring Black Bird Potentials Inc.

With the January 2020 acquisition of Black Bird Potentials Inc. (BB Potentials), our company emerged from its long-standing status as a “shell company.” Our Board of Directors has adopted the business plan of BB Potentials and our company’s ongoing operations now include those of BB Potentials.

History of Our Company

We were incorporated in the State of Nevada in 2006 under the name “Cyprium Resources Inc.”, which was changed in August 2009 to “Digital Development Partners, Inc.” Our corporate name was changed to “Black Bird Biotech, Inc.,” effective June 14, 2021. Through 2014, our company was involved, first, in the mining industry and, then, in the communications industry. From 2015 until the January 2020 acquisition of Black Bird Potentials Inc., a Wyoming corporation (BB Potentials), our company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Our Board of Directors has adopted the business plan of BB Potentials and our ongoing operations now include those of BB Potentials.

Our principal executive office is located at 3505 Yucca Drive, Suite 104, Flower Mound, Texas 75028; our telephone number is 833-223-4204; our corporate website is located at: www.blackbirdbiotech.com. No information found on our company’s website is part of this Annual Report.

Recent Developments

Spire+. In March 2022, our company launched the first major initiative in marketing our MiteXstream biopesticide on a national basis, when we entered into a consulting agreement with Spire+, a Cornelius, North Carolina-based leading sales and marketing agency that specializes in brand building, marketing, communications and business development. Spire+ has begun work to implement a comprehensive go-to-market strategy for MiteXstream, including e-commerce, traditional retail and a category-specific distribution model. Spire+, an affiliate of Spire Sports + Entertainment, LLC, has a long history of building and executing successful sales and marketing programs for brands, such as Toyota, 5-hour ENERGY, Auto-Owners Insurance, ENEOS Motor Oil, Petro-Canada, STP and Parker Hannifin.

New Sales Executive Officer. Following our executing the agreement with Spire+, in April 2022, we hired William J. LoBell to serve as our Executive Vice President of Sales and Development. In addition to working directly with Spire+ to expand sales of MiteXstream, Mr. LoBell seeks to establish additional sales channels for the biopesticide product. (See Item 10. Directors, Executive Officers and Corporate Governance).

Business Overview

MiteXstream. BB Potentials is the exclusive worldwide manufacturer and distributor of MiteXstream, an EPA-registered plant-based biopesticide effective in the eradication of mites and similar pests, including spider mites, a pest that destroys crops, especially cannabis, hops, coffee, and house plants, as well as molds and mildew.

CBD and Other Products. Through BB Potentials, we manufacture and sell CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, under the Grizzly Creek Naturals brand name. Big Sky American currently distributes an array of consumer products, including the Grizzly Creek Naturals products, to retail locations in Western Montana.

MiteXstream

Worldwide Exclusivity. At the present time, our future success is primarily dependent upon our ability to achieve market penetration of MiteXstream.

Pursuant to a February 2021 Manufacturing, Sales and Distribution License Agreement (the “New MiteXstream Agreement”) with Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of our directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan, BB Potentials possesses the exclusive rights, even as to Touchstone, to manufacture, sell and distribute MiteXstream, an EPA-registered biopesticide (EPA Reg. No. 95366-1). The exclusivity granted would be reduced to a status of non-exclusivity, should we fail to manufacture at least 2,500 gallons of concentrate in any year during the term of the New MiteXstream Agreement; provided, however, that such minimum required is deemed to have been satisfied through December 31, 2022. We are required to pay Touchstone a royalty of $10 per gallon of MiteXstream manufactured by us or by any sublicensee of ours. For no further consideration, we were granted the rights to use the “MiteXstream” trademark and the “Harnessing the Power of Water” trademark.

The New MiteXstream Agreement replaced a prior similar agreement with Touchstone (the “Original MiteXstream Agreement”) and served to expand our company’s rights with respect to MiteXstream. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

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

The disinterested Directors of our Company approved the New MiteXstream Agreement.

Approval as Biopesticide. Effective December 16, 2020, MiteXstream was approved as a biopesticide by the U.S. Environmental Protection Agency (EPA Reg. No. 95366-1). MiteXstream has been approved for sale in 44 states, with applications pending in the remaining states, except for California, the application for which is in the final stage of preparation. In addition, we intend to seek approval of MiteXstream in countries around the world, although no specific time for such actions has been set.

Sales and Distribution.

Online. We sell MiteXstream directly to customers though our website, MiteXstream.com. Our marketing efforts during the remainder of 2022 will be centered around driving customer traffic to the website for purchases MiteXstream, as well as to our Amazon page. Spire+ is focused on these efforts.

Spire+. In March 2022, our company launched the first major initiative in marketing our MiteXstream biopesticide on a national basis, when we entered into a consulting agreement with Spire+, a Cornelius, North Carolina-based leading sales and marketing agency that specializes in brand building, marketing, communications and business development. Spire+ has begun work to implement a comprehensive go-to-market strategy for MiteXstream, including e-commerce, traditional retail and a category-specific distribution model. Spire+, an affiliate of Spire Sports + Entertainment, LLC, has a long history of building and executing successful sales and marketing programs for brands, such as Toyota, 5-hour ENERGY, Auto-Owners Insurance, ENEOS Motor Oil, Petro-Canada, STP and Parker Hannifin.

New Sales Executive Officer. Following our executing the agreement with Spire+, in April 2022, we hired William J. LoBell to serve as our Executive Vice President of Sales and Development. In addition to working directly with Spire+ to expand sales of MiteXstream, Mr. LoBell seeks to establish additional sales channels for the biopesticide product. (See Item 10. Directors, Executive Officers and Corporate Governance).

Other Opportunities. In March 2021, we entered into a distribution agreement with IFC Fulfillment Company (“IFC”), a Los Angeles-based export firm, whereby IFC was appointed the exclusive distributor for MiteXstream in China, Hong Kong and Taiwan. One of our Directors, Jack Jie Qin, facilitated the signing of the IFC Agreement. As of the date of this Annual Report, IFC has not made a sale of MiteXstream.

The Genesis of MiteXstream. Our President, Fabian G. Deneault, was, from 2017 through 2019, a licensed dispenser of medical marijuana (MMJ) in the State of Montana and, as such, was permitted to grow marijuana plants for use in his MMJ dispensary business. As a licensed medical marijuana grower, Mr. Deneault encountered infestations of spider mites on his plants. To combat the spider mites, Mr. Deneault developed the MiteXstream formulation (see “Product Effectiveness” below).

Mr. Deneault soon came to understand that the spider mite issue is a cannabis-industry-wide issue. In fact, all types of mites and similar pests are a significant pest in the production of a wide array of agricultural crops worldwide, including coffee, hops and strawberries, among other agricultural crops.

Product Effectiveness and Independent Testing. In original testing done by our company, we determined that, when mixed with water at the prescribed dilution rate, MiteXstream is effective in eliminating mites, including spider mites, and similar pests and their eggs, with no risk of plant damage. Additionally, MiteXstream eliminates molds and mildews on all types of plants.

BRIM Efficacy Testing. In February 2022, British Columbia, Canada-based laboratory Botanical Research in Motion (BRIM) published its Efficacy Testing Report on MiteXstream. The BRIM Report was authored by Dr. Fawzia Afreen, who, in addition to holding three international patents, publishing over 40 articles in peer-reviewed international journals and publishing two books, possesses nearly 20 years of experience in plant horticulture, plant tissue culture and plant production.

The BRIM Report, entitled “MiteXstream - a new, safe, environmentally friendly and the most effective biopesticide for controlling pests in Cannabis,” details the extensive testing procedures undertaken and ends with the following summary assessment:

“To summarize, the major findings of the study are: MiteXstream biopesticide can be a safe alternative of chemical pesticides and to achieve the maximum benefit the use of full-strength full strength concentration without any addition of surfactant is recommended. It can effectively control or eradicate the spider mites and powdery mildew as well as work as a preventative measure when applied at the appropriate dose, time, and stage. The use of MiteXstream is not limited to Cannabis it can be used to control pest infestation in a wide range of plants.”

Cannabis-Specific Independent Lab Testing. Based on independent lab testing, users of MiteXstream are able to treat their cannabis (marijuana) plants through the day of harvest and still satisfy state-level pesticide testing standards.

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

Montana Pesticide Testing Standard

	Montana	MiteXstream		Montana	MiteXstream
	Allowable	Treated		Allowable	Treated
Analyte	Limit (PPB)	Sample (PPB)	Analyte	Limit (PPB)	Sample (PPB)
Abamectin	500	0	Imidacloprid	400	0
Acequinocy	2000	0	Myclobutanil	200	0
Bifenazate	200	0	Paclobutrazol	400	0
Bifenthrin	200	0	Pyrethrin I	1000	0
Chlormequat Chloride	1000	0	Spinosyn A	200	0
Cyfluthrin	1000	0	Spinosyn D	200	0
Daminozide	1000	0	Spiromefesin	200	0
Etoxazole	200	0	Spirotetramat	200	0
Fenoxycarb	200	0	Trifloxystrobin	200	0
Imazalil	200	0

Oregon Pesticide Testing Standard

	Oregon	MiteXstream		Oregon	MiteXstream
	Allowable	Treated		Allowable	Treated
Analyte	Limit (PPB)	Sample (PPB)	Analyte	Limit (PPB)	Sample (PPB)
Abamectin	0	0	Clofentezine	200	0
Acequinocy	0	0	Cypermethrin	1000	0
Bifenazate	0	0	Diazinon	200	0
Bifenthrin	0	0	Dichlorvos	100	0
Chlormequat Chloride	0	0	Dimethoate	200	0
Cyfluthrin	0	0	Etofenprox	400	0
Daminozide	0	0	Fenpyroximate	400	0
Etoxazole	0	0	Fipronil	400	0
Fenoxycarb	0	0	Flonicamid	1000	0
Imazalil	0	0	Fludioxonil	400	0
Imidacloprid	0	0	Hexythiazox	1000	0
Myclobutanil	0	0	Kresoxym-methyl	400	0
Paclobutrazol	0	0	Malathion	200	0
Pyrethrin I	0	0	Metalaxyl	200	0
Spinosyn A	0	0	Methiocarb	200	0
Spinosyn D	0	0	Methomyl	400	0
Spiromefesin	0	0	Oxamyl	1000	0
Spirotetramat	0	0	Permethrins	200	1*
Trifloxystrobin	0	0	Phosmet	200	0
Acephate	0	0	Piperonyl Butoxide	2000	0
Acetamiprid	0	0	Prallethrin	200	0
Aldicarb	0	0	Propiconazole	400	0
Azoxystrobin	0	0	Pyridaben	200	0
Boscalid	0	0	Spiroxamine	400	0
Carbaryl	0	0	Tebuconazole	400	0
Carbofuran	0	0	Thiacloprid	200	0
Chloantraniliprole	0	0	Thiamethoxam	200	0
Chlorpyrifos	0	0

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

CBD and Other Products

CBD Products. We have created “Grizzly Creek Naturals” as the brand name for our CBD-related products, which are manufactured by our company using CBD purchased from third parties. Our line of Grizzly Creek Naturals CBD products are currently manufactured by BB Potentials. The Grizzly Creek Naturals product line includes CBD Oils, CBD Body Butter, CBD Lip Balm, CBD Sports Roll-on and CBD Bath Bombs. In addition, we sell CBD gummies on a private-label basis.

Other Products. Since Big Sky American started its distribution efforts, we have distributed a wide array of non-CBD consumer items to retail locations in Western Montana. These products include food items, clothing items and items associated with outdoor activities.

During the COVID-19 pandemic, we began the manufacture and sale of our Grizzly Creek Naturals hand sanitizer to distributors, directly to retail customers and directly to consumers through our website, after completed our FDA product listing in March 2020. We determined recently to cease the production of our hand sanitizer products.

Distribution.

In-House Distribution. Since it began to manufacture and sell its CBD products in mid-2019, BB Potentials has self-distributed its products. In December 2020, these distribution efforts we formalized with the formation of Big Sky American. Big Sky American currently distributes an array of consumer products, including the Grizzly Creek Naturals CBD products, to retail locations in Western Montana. In December 2020, Big Sky American entered into an asset purchase agreement (the “Big Sky APA”), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash. These assets became available for purchase, due their owner’s determination to terminate its distribution business in such locations. The closing of under the Big Sky APA occurred in February 2021.

Online. Our Grizzly Creek Naturals products are sold to consumers through our website, GrizzlyCreekNaturals.com.

Third-Party Distributors. In 2020, we entered into a letter agreement with Las Vegas, Nevada-based Hope Botanicals LLC (the “Hope Distributor”), with respect to its selling our products primarily in the Las Vegas area and the Hope Distributor continues to purchase small amounts of products from us.

Just as the shutdown related to the COVID-19 pandemic occurred in March 2020, we entered into a distribution agreement with Northland Partners, LLC (the “Tri-State Distributor”). Due to COVID-19-related restrictions, the Tri-State Distributor never was able to commence its efforts and our agreement has been abandoned.

Beginning in April 2020, we began to distribute our hand sanitizer products through Raghorn Wholesale, LLC (“Raghorn”), a Montana-based distributor of consumer products. In July 2020, we entered into a written distribution agreement with Raghorn and, for all of 2020, Raghorn was our largest customer, purchasing approximately $30,000 of our hand sanitizer products. During 2021, Raghorn did not purchase any products from us. Raghorn is the party from which Big Sky American purchased the distribution assets under the Big Sky APA.

We continue to seek additional distributors who are able to demonstrate, to our management’s satisfaction, an ability to develop sales for our Grizzly Creek Naturals CBD products.

Perceived Benefits of CBD. The recent growth in sales of CBD products is primarily due to perceived benefits expressed by those who have used CBD products. While our company does not make any claims as to the effectiveness or potential benefits of CBD, the following perceived benefits expressed by those who have used CBD products include, among others:

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

Competition. The competition for customers in the CBD market is highly competitive and highly fragmented, with no significant barriers to entry. We expect competitive conditions to increase over time. There is no assurance that our Grizzly Creek Naturals CBD products will achieve profitability in the face of such competition.

Regulation. Under the 2018 Farm Bill, CBD products may be sold legally, if and only if the hemp from which the CBD is derived is produced in a manner consistent with the 2018 Farm Bill, associated federal regulations, associated state regulations and by a licensed grower. Our CBD products are in compliance with the provisions of the 2018 Farm Bill.

Industrial Hemp-Related Activities

In 2020, we formed a division of our company that was to focus on industrial hemp-related business opportunities under the “Black Bird American Hemp” brand name. During 2020 and early 2021, Black Bird American Hemp sought to develop industrial hemp processing operations in the State of Montana. However, during 2021, our management determined that market conditions, especially as it relates to attracting investors, related to the industrial hemp industry had waned, and we suspended our industrial hemp activities for the foreseeable future.

During 2020 and 2021, BB Potentials was a licensed hemp grower in Montana under the Montana Hemp Pilot Program. BB Potentials did not grow commercial quantities of hemp during either year. No 2022 application for a license was submitted by BB Potentials.

Insurance

We have not yet purchased product liability or other insurance. However, our management intends to secure a commercially reasonable product liability insurance policy in May 2022.

Intellectual Property

In General. We regard our rights to intellectual property pertaining to “MiteXstream” and “Grizzly Creek Naturals” and our business know-how as having significant value and as being an important factor in the marketing of our products. Our policy is to establish, enforce and protect our intellectual property rights using the intellectual property laws.

Patents. Currently, we own no interest in any patent or patent application. None of the products that we sell in our business is the subject of any patent or patent application. Due to such lack of patent protection, neither our company nor our licensor may be able to defend our or its rights to such intellectual property.

Trademarks. We are the owner of the “Grizzly Creek Naturals” and “Black Bird American Hemp” trademarks and have the exclusive right to the use of the “MiteXstream” trademark. In addition, we have the right to use the “Harnessing the Power of Water” trademark, in associated with MiteXstream. It is intended that, in the near future, filings for the registration of these trademarks with the U.S. Patent and Trademark Office will be made.

Employees

We currently have five employees, in addition to our current executive officers. Upon our obtaining adequate funding, we expect that we would hire a small number of additional employees. We have used, and, in the future, expect to use, the services of certain outside consultants and advisors as needed on a consulting basis.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 2. Properties

From 2014 through May 2020, our current Director and former CEO, Jack Jie Qin, provided office space to our company at no cost.

In May 2020, BB Potentials entered into a facility lease with Grizzly Creek Farms, LLC, an entity owned by one our Directors, Fabian G. Deneault, with respect to approximately 2,000 square feet of manufacturing space located in Ronan, Montana. Monthly rent under such lease was $1,500 and the initial term of such lease expired in December 2025. This lease was terminated effective April 1, 2021. Since such date, Mr. Deneault permits BB Potentials to utilize the previously-leased facility for storage, at no charge.

The following sets forth information concerning the sole operating lease for the facility maintained by us as of the date of this Annual Report.

Address	Description	Use	Yearly Rent	Expiration Date
3505 Yucca Drive, Suite 104	Corporate Office	Administrative	$7,200	April 2022
Flower Mound, TX 75028	(160 sq. ft.)

We own no real property.

Item 3. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter Market (OTC Link ATS) under the symbol “BBBT.” Over-the-Counter Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On April 12, 2022, the closing sale price on the OCT Pink marketplace for our common stock was $0.011.

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

Holders of Our Common Stock

As of April 14, 2022, we had 303,330,828 outstanding shares of common stock and 77 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2021, we issued the following unregistered securities that have not been previously reported:

1. (a) Securities Sold. 4,833,333 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to FirstFire Global Opportunities Fund, LLC. (c) Consideration. Such shares of common stock were issued for cash at $0.015 per share, or $72,500, in the aggregate. (d) Exemption from Registration Claimed. These securities were issued pursuant to Regulation A under the Securities Act of 1933, as amended.

2. (a) Securities Sold. 13,000,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Leonard Tucker, LLC. (c) Consideration. Such shares of common stock were issued in payment of consulting services pursuant to a consulting agreement and were valued at $.0195 per share, or $253,500, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

Subsequent to December 31, 2021, we have issued the following unregistered securities that have not been previously reported:

3. (a) Securities Sold. A total of 2,300,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Strategic Innovations First, Inc. (c) Consideration. Such shares of common stock were issued in payment of consulting services pursuant to two separate consulting agreements and were valued at $.015 per share, or $34,500, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

4. (a) Securities Sold. A $228,200 principal amount promissory note was issued. (b) Underwriter or Other Purchasers. Such promissory note was issued to Power Up Lending Group Ltd. (c) Consideration. Such promissory note was issued in consideration of a loan in the net amount of $200,000 in cash. (d) Exemption from Registration Claimed. This security is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effects of COVID-19

The COVID-19 pandemic had a discernable short-term negative impact on the ability of our company to obtain capital needed to accelerate the development of our business, as well as to obtain needed inventory, due to supply chain delays. While these limitations have eased, we are unable to predict when such limitations will be entirely resolved.

Overall, our company is not of a size that required us to implement “company-wide” policies in response to the COVID-19 pandemic. Further, our product manufacturing operations have experienced no negative consequences attributable to the COVID-19 pandemic, inasmuch as these operations involve a limited number of persons.

For purposes of the discussion below, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto.

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (BB Potentials), Big Sky American Dist., LLC (Big Sky American) and Black Bird Hemp Manager, LLC, for the years ended December 31, 2021 and 2020.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes, beginning on page F-1 of this Offering Circular.

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described herein under “Disclosure Regarding Forward-Looking Statements.” We assume no obligation to update any of the forward-looking statements included herein.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Critical Accounting Policies

Change in Accounting Principle. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. Our company has early-adopted ASU 2020-06 for the year beginning January 1, 2021.

Overview and Outlook

With the acquisition of BB Potentials effective January 1, 2020, BB Potentials’ operations became the operations of our company.

Through BB Potentials, our company is the exclusive worldwide manufacturer and distributor of MiteXstream, an EPA-registered plant-based biopesticide (EPA Reg. No. 95366-1) effective in the eradication of mites and similar pests, including spider mites, a pest that destroys crops, especially cannabis, hops, coffee, and house plants, as well as molds and mildew. Also through BB Potentials, we manufacture and sell CBD products, including CBD Oils, gummies and pet treats, and CBD-infused personal care products, under the Grizzly Creek Naturals brand name. Big Sky American distributes our Grizzly Creek Naturals products, as well as an array of other consumer retail products, in Western Montana. In addition, for 2020 and 2021, BB Potentials was a licensed grower of industrial hemp under the Montana Hemp Pilot Program and, in connection therewith, established “Black Bird American Hemp” as the brand name under which these efforts were to be conducted. For the foreseeable future, we have suspended our hemp-related efforts.

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

Recent Developments

Spire+. In March 2022, our company launched the first major initiative in marketing our MiteXstream biopesticide on a national basis, when we entered into a consulting agreement with Spire+, a Cornelius, North Carolina-based leading sales and marketing agency that specializes in brand building, marketing, communications and business development. Spire+ has begun work to implement a comprehensive go-to-market strategy for MiteXstream, including e-commerce, traditional retail and a category-specific distribution model. Spire+, an affiliate of Spire Sports + Entertainment, LLC, has a long history of building and executing successful sales and marketing programs for brands, such as Toyota, 5-hour ENERGY, Auto-Owners Insurance, ENEOS Motor Oil, Petro-Canada, STP and Parker Hannifin.

New Sales Executive Officer. Following our executing the agreement with Spire+, in April 2022, we hired William J. LoBell to serve as our Executive Vice President of Sales and Development. In addition to working directly with Spire+ to expand sales of MiteXstream, Mr. LoBell seeks to establish additional sales channels for the biopesticide product. (See Item 10. Directors, Executive Officers and Corporate Governance).

Results of Operations

Years Ended December 31, 2021 (“Fiscal 2021”) and 2020 (“Fiscal 2020”). Our purchase of certain distribution-related assets pursuant to the Big Sky APA was made with an expectation that an immediately accessible larger number of retail locations would allow us to increase more quickly sales of our CBD products. Big Sky American, since beginning its consumer product distribution operations in Northwest Montana in April 2021, has had a positive impact on our operating results, when compared to our prior operating results. However, our anticipated increase in sales of our CBD products has not yet occurred. Rather, sales of non-CBD consumer products, in large measure, accounted for the overall increase in our product sales for Fiscal 2021. During Fiscal 2021, sales of MiteXstream were insignificant.

During Fiscal 2021, our business operations generated $104,458 in revenues from sales with a cost of goods sold of $84,871, resulting in a gross profit of $19,587. During Fiscal 2020, our business operations generated $57,604 in revenues with a cost of goods sold of $28,245, resulting in a gross profit of $29,359.

During Fiscal 2021, we incurred operating expenses of $1,549,061, which were comprised of $725,240 in consulting services ($573,348 of which was paid by the issuance of common stock), $12,328 in website expenses, $84,457 in legal and professional services, $10,320 in rent, $5,234 in advertising and marketing expense and $601,825 in general and administrative expense, resulting in a net operating loss of $1,529,474. In addition, we incurred interest expense of $281,828, resulting in a net loss for Fiscal 2021 of $1,811,302.

During Fiscal 2020, we incurred operating expenses of $714,162, which were comprised of $266,640 in consulting services ($23,000 of which was paid by the issuance of common stock), $17,899 in website expenses, $143,310 in legal and professional services, $23,280 for product license, $17,200 in rent, $1,918 in advertising and marketing expense, $4,461 in bad debt expense, $29,788 in beneficial conversion expense and $209,666 in general and administrative expense, resulting in a net operating loss of $690,158. In addition, we incurred net other expense of $5,355, resulting in a net loss for Fiscal 2020 of $684,803.

We expect that our revenues will increase from quarter to quarter beginning with the third quarter of 2022, as sales of MiteXstream are expected to increase from our recently-initiated marketing efforts. There is no assurance that such will be the case, and we expect to incur operating losses through at least December 31, 2022. Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream, we cannot predict the levels of our future revenues.

Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream and Grizzly Creek Naturals, we cannot predict the levels of our future revenues. However, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

Plans for 2022

Substantially all of our available capital, financial and human, will be devoted to increasing sales of MiteXstream. Through our agreement with Spire+, we will implement a comprehensive go-to-market strategy for MiteXstream, including e-commerce, traditional retail and a category-specific distribution model. In addition, our internal efforts will be focused on developing sales channels outside the scope of the Spire+ efforts. There is no assurance that we will be successful in increasing sales of MiteXstream.

Financial Condition, Liquidity and Capital Resources

December 31, 2021. At December 31, 2021, our company had $499,766 in cash and working capital of $574,165, compared to $52,974 in cash and working capital of $7,609 at December 31, 2020. The significant change in our working capital position from December 31, 2020, to December 31, 2021, is attributable primarily to $1,711,150 in proceeds from sales of our common stock in the Reg A #1 and the Reg A #2 remaining after our repayment of $914,000 in debt and the payment of operating expenses.

Capital Sources. During the years ended December 31, 2021 and 2020, we derived capital from sales of our common stock and from loans. Our capital sources are described below.

Regulation A Offerings. In May 2020, our company filed an Offering Statement on Form 1-A (File No. 054-11215) (the “Reg A #1”) with the SEC with respect to 70,000,000 shares of common stock, as amended, which was qualified by the SEC on August 4, 2020. During the year ended December 31, 2021, we sold a total of 4,875,000 shares of common stock for a total of $195,000 in cash, under the Reg A #1, which expired by its terms on August 4, 2021. At the end of August 2021, our company filed a second Offering Statement on Form 1-A (File No. 024-11621) (the “Reg A #2”) with the SEC with respect to 100,000,000 shares of common stock, as amended, which was qualified by the SEC on September 9, 2021. During the year ended December 31, 2021, we sold a total of 93,033,333 shares of common stock for a total of $1,395,500 in cash, under the Reg A #2.

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

In November 2020, the GPL Note was repaid in full in the amount of $28,000, as follows: $25,000 in principal, $3,000 in interest.

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

At December 31, 2021 and 2020, accrued interest on the Tri-Bridge Note was $4,178 and $1,870, respectively.

At December 31, 2021, the Tri-Bridge Note was past due.

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

In June 2021, the EMA Note was repaid in full in the amount of $93,697.70, as follows: $58,600 in principal; $3,499.30 in interest; and $31,598.40 as a prepayment premium.

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

SE Holdings, LLC. In February 2021, the Company obtained a loan from SE Holdings LLC which netted the Company $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000 face amount promissory note (the “SE Holdings Note”), with OID of $15,000, bearing interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in July 2021. The Company had the right to repay the SE Holdings Note at any time. Should the Company have been in default on SE Holdings Note, the SE Holdings Note would have become convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company’s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of the SE Holdings Note. In addition, the Company issued 2,000,000 shares of its common stock to SE Holdings as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

Through September 2021, the Company had repaid $45,375 of the SE Holdings Note, in accordance with the terms of the SE Holdings Note. In October 2021, the remaining balance of the SE Holdings Note, $75,625, was repaid by the Company.

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

Prior to November 30, 2021, the FirstFire Note was repaid in full by the Company, in the amount of $200,000 (which included a $50,000 reduction in principal owed, due to the FirstFire Note’s being repaid in full on or before November 30, 2021).

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

At December 31, 2021, $300,000 of the Tiger Trout Note had been repaid by the Company. The remaining balance of the Tiger Trout Note, $200,000, was repaid by the Company in March 2022.

Subsequent to December 31, 2021, we have derived capital from a single third-party, as described below.

Power Up Lending Group Ltd. In March 2022, we obtained a loan from Power Up Lending Group Ltd. which netted our company $200,000 in proceeds. In consideration of such loan, we issued a $228,200 face amount promissory note (the “Power Up Note #5”), with OID of $24,450 and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. We have the right to repay the Power Up Note #5 at any time, without penalty. Should we become in default on the Power Up Note #5 , the Power Up Note #5 becomes convertible into shares of our common stock at a conversion price equal to 75% multiplied by the lowest trading price of our common stock during the 10 trading days prior to the applicable conversion date.

Related Party Loans. During the year ended December 31, 2021, we obtained an advance from one of our officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $58,600 in principal; $3,499.30 in interest; and $31,598.40 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At December 31, 2021, such loan had been repaid in full, in the amount of $93,697.70.

During the years ended December 31, 2021 and 2020, advances of $772 and $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2021 and 2020, the Company owed Astonia LLC $5,242 and $4,470 in principal, respectively, and $268 and $391 in accrued and unpaid interest, respectively.

Our company’s current cash position of approximately $100,000 is not adequate for our company to maintain its present level of operations through the remainder 2022. However, we must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Transactions Relating to the BB Potentials Acquisition. In connection with our acquisition of BB Potentials in January 2020, we consummated a stock cancellation agreement with a related party and three separate debt forgiveness agreements with related parties, as follows:

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

Seasonality

For the foreseeable future, we expect that our operating results with respect to MiteXstream will be impacted, in an indeterminate measure, by the seasonality of farming operations, including cannabis grow operations. However, we are currently unable to predict the level to which such seasonality will impact our MiteXstream business.

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

Contractual Obligations

In May 2020, BB Potentials entered into a facility lease with Grizzly Creek Farms, LLC, an entity owned by one our Directors, Fabian G. Deneault, with respect to approximately 2,000 square feet of manufacturing space located in Ronan, Montana. Monthly rent under such lease was $1,500 and the initial term of such lease expired in December 2025. This lease was terminated effective April 1, 2021. Since such date, Mr. Deneault permits BB Potentials to utilize the previously-leased facility for storage, at no charge.

The following sets forth information concerning the sole operating lease for the facility maintained by us as of the date of this Annual Report.

Address	Description	Use	Yearly Rent	Expiration Date
3505 Yucca Drive, Suite 104	Corporate Office	Administrative	$7,200	April 2022
Flower Mound, TX 75028	(160 sq. ft.)

Capital Expenditures

We made capital expenditures of $185,702 during the year ended December 31, 2021, which included the purchase of distribution assets used by Big Sky American and the purchase of other distribution-related assets. Without obtaining additional capital, we will not be able to make any capital expenditures.

We made no capital expenditures during the year ended December 31, 2020.

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

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2021.

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

Our management, including our President and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of our company’s current directors and executive officers.

Name	Age	Position(s)
Fabian G. Deneault	55	Director, Chairman of the Board, President
Eric Newlan	60	Director, Vice President, Secretary
William E. Sluss	66	Director, Vice President Finance, Chief Financial Officer
William J. LoBell	74	Executive Vice President of Sales and Development
Jack Jie Qin	62	Director
L. A. Newlan, Jr.	87	Director

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

Eric Newlan became our company’s Vice President and a Director upon our acquisition of Black Bird, January 2020. Mr. Newlan is a founder of Black Bird and has served as Vice President, Secretary and as a Director since its inception in October 2018. Since 1987, Mr. Newlan has practiced law in the North Texas area and is currently managing member of Newlan Law Firm, PLLC, Flower Mound, Texas, a firm engaged principally in the area of securities regulation. Since June 2016, Mr. Newlan has been Vice President of Touchstone Enviro Solutions, Inc., a purveyor of environmentally-friendly products and an affiliate of our company. From October 2012 to October 2015, Mr. Newlan served as a director, and from April to October 2015, Mr. Newlan served as CEO, of Green Life Development, Inc., a Las Vegas, Nevada-based a purveyor of environmentally-friendly products. Mr. Newlan earned a B.A. degree in Business from Baylor University, Waco, Texas, and a J.D. degree from the Washburn University School of Law, Topeka, Kansas. Mr. Newlan is a member of the Texas Bar.

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

William J. LoBell has been our Executive Vice President of Sales and Development since April 2022. From December 2021 until April 2022, Mr. LoBell served as a consultant to Barry’s Restore It All Products, a Carlsbad, California-based developer of restoration products. From June 2016 to December 2021, he served as Chief Operating Officer of MSMART, a developer and purveyor of nano-technologies. From April 2011 to August 2017, Mr. LoBell was a Founder and Chief Executive Officer of Luminec Animal Sciences Corporation, where he both developed and directed the distribution of animal health products. From 2008 to July 2017, Mr. LoBell provided retail management consulting services to numerous national pet industry retailers in his position at Gerson Lehrman Group. Mr. LoBell’s experience prior to 2008 included Director of E-Commerce for Petsense Inc., Retail Management Consultant to 99 Cents Only Stores, West Coast Director of Operations and Director of Sales Programs for Petco Animal Supply Company, West Coast Regional Operating Vice President for PETSMART, INC. and Western Region District Manager for American Stores (Jewel Supermarket, Osco Drug Stores and Sav-On Drugs Inc.).

L. A. Newlan, Jr. became a Director of our company upon our acquisition of Black Bird, January 2020 and is a founder of Black Bird. Mr. Newlan was born in Morristown, New Jersey. After a public school education in Daytona Beach, Florida, he served a three-year tour of duty in the United States Marine Corps, from 1953-1956. Mr. Newlan earned a B.A. in Political Science from the University of California at Los Angeles, in 1961, and a J.D. degree from Loyola University of Los Angeles School of Law, Los Angeles, California, in 1964. He has engaged in the private practice of law in California (1965-1977), Kansas (1977-1984) and Texas (1984-Present). Since 1987, Mr. Newlan has been a shareholder in the Flower Mound, Texas, law firm of Newlan & Newlan, Ltd., a firm engaged principally in the area of securities regulation, and is currently Of Counsel to Newlan Law Firm, PLLC, Flower Mound, Texas. In addition to the practice of law during his career, Mr. Newlan has engaged in business in the oil and gas industry, international construction and engineering and alcoholic beverage distribution. Mr. Newlan is a member of the Texas Bar.

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

Corporate Governance

In General. We do not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are conducted by our Board of Directors acting as a whole. During 2021, our Board of Directors held one meeting, and took action by written consent in lieu of a meeting on two occasions.

Executive Committee. Our Board of Directors created an Executive Committee to facilitate management between meetings of the full Board of Directors. The Executive Committee is composed of Fabian G. Deneault (chairman), William E. Sluss and Eric Newlan. During 2021, the Executive Committee did not hold a meeting, but took action by written consent in lieu of a meeting on 16 occasions. Pursuant to our Bylaws and the charter of the Executive Committee, between meetings of the full Board of Directors, the Executive Committee has the full power and authority of the Board of Directors in the management of our business and affairs, except to the extent limited by Nevada law.

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

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by, our executive officers.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Com-pensation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jack Jie Qin	2021	---	---	---	---	---	---	---	---
Former President	2020	---	---	---	---	---	---	---	---

William E. Sluss	2021	20,000	---	---	---	---	---	25,000	45,000
Vice President Finance and	2020	---	---	---	---	---	---	26,500	26,500
Chief Financial Officer

Fabian G. Deneault	2021	60,000	---	---	---	---	---	30,000	90,000
President	2020	---	---	---	---	---	---	70,692	70,692

Eric Newlan	2021	60,000	---	---	---	---	---	24,000	84,000
Vice President	2020	---	---	---	---	---	---	85,010	85,010

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

Employment Agreements

We have entered into an employment agreement with one of our executive officers, William J. LoBell. Our agreement with Mr. LoBell is for a two-year term, beginning in April 2022. Under the agreement, Mr. LoBell was issued 1,000,000 shares of our common stock as a signing bonus and he is to be issued 500,000 shares of our common stock on the first day of July 2022, October 2022, January 2023 and April 2023. By the terms of the agreement, all shares of common stock issued to Mr. LoBell are valued at $0.01 per share. Additionally, Mr. LoBell is to be paid a monthly salary of $5,000.

It is our intention to enter into employment agreements with our other executive officers in the future. None of the terms of such employment agreements has been determined.

Outstanding Equity Awards

Our Board of Directors has made no equity awards and no such award is pending.

Long-Term Incentive Plans

We currently have no employee incentive plans.

Director Compensation

Our directors receive no compensation for their serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this Annual Report, we had 303,333,828 shares of common stock issued and outstanding. The following table sets forth information known to us relating to the beneficial ownership of shares of our voting securities by: each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock; each director; each named executive officer; and all named executive officers and directors as a group. Unless otherwise indicated, the business address of each person listed is in care of Black Bird Biotech, Inc., 3505 Yucca Drive, Suite 104, Flower Mound, Texas 75022. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Beneficially Owned
Name and Address of Beneficial Owner	Shares			Percent (1)
Executive officers and directors
Fabian G. Deneault	49,746,253			14.92%
Eric Newlan	24,658,703	(2)		7.40%
William E. Sluss	1,615,002			*
L. A. Newlan, Jr.	24,658,703	(2	)(3)	7.40%
Jack Jie Qin 300 Lemon Creek Drive, Suite A Walnut, California 91789	22,047,401	(4)		6.61%
Officers and directors, as a group (5 persons)	122,726,062	(5)		36.82%
5% Owners
Newlan & Newlan, Ltd.(6)	49,317,406			14.80%
EF2T, Inc.(7) 300 Lemon Creek Drive, Suite A Walnut, California 91789	19,215,740			5.76%
Tri-Bridge Ventures, LLC(8) 601 Monmouth Avenue Spring Lake, New Jersey 07762	30,000,000	(9)		9.00%

________________

*	Less than 1%.
(1)	Based on 333,330,828 shares issued and outstanding, including 30,000,000 shares that underlie currently convertible portions of convertible debt.
(2)	These shares are owned of record by Newlan & Newlan, Ltd., a law firm owned by Eric Newlan and L. A. Newlan, Jr., two of our Directors.
(3)

These shares are owned of record by Newlan & Newlan, Ltd., a law firm owned by Eric Newlan and L. A. Newlan, Jr., two of our Directors. However, 21,442,356 of these shares are beneficially owned by Cruciate Irrevocable Trust, of which trust L. A. Newlan, Jr. is a trustee.

(4)	These shares are owned of record by Astonia LLC. Jack Jie Qin, one our directors, is the sole manager of this entity.
(5)

Included in these shares are (a) 49,317,406 shares owned of record by Newlan & Newlan, Ltd. (See Note 2), (b) 2,831,661 shares owned of record by Astonia LLC (see Note 4), and (c) 19,215,740 shares owned of record by EF2T, Inc. (See Notes 4 and 7)

(6)	This entity is a law firm owned by Eric Newlan and L. A. Newlan, Jr., two of our directors.
(7)	This entity is owned by Jack Jie Qin, one of our Directors.
(8)	Mr. John Forsythe is the managing member of this entity.
(9)	These shares are unissued shares that underlie the convertible portion of convertible debt.

Item 13. Certain Relationships and Related Transactions, and Director Independence

BB Potentials Acquisition

Four of our company’s Directors, Fabian G. Deneault, Eric Newlan, L. A. Newlan, Jr. and William E. Sluss, collectively owned, directly and indirectly, 75.33% of the then-issued and outstanding shares of common stock of BB Potentials and 100% of the issued and outstanding voting preferred stock of BB Potentials. Pursuant to the Merger Agreement with BB Potentials, Mr. Deneault, Eric Newlan, L. A. Newlan, Jr. and Mr. Sluss were issued a total of 100,178,661 shares our common stock. The table below sets forth information relating to such persons’ acquiring their respective shares of capital stock of BB Potentials and the number of shares of our common stock issued to each of them.

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

Loans from Related Parties

During the year ended December 31, 2021, we obtained an advance from one of our officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At December 31, 2021, such loan had been repaid in full, in the amount of $93,697.70.

During the years ended December 31, 2021 and 2020, advances of $772 and $6,670 were received from Astonia LLC. Astonia LLC is considered a “related party,” due to the fact that a Director of our company, Jack Jie Qin, is the manager of Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2021 and 2020, the Company owed Astonia LLC $5,242 and $4,470 in principal, respectively, and $268 and $391 in accrued and unpaid interest, respectively.

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

Debt Forgiveness Transactions with Related Parties

In conjunction with the Merger Agreement with BB Potentials, we entered into debt forgiveness agreements with related parties, as follows:

•	EFT Holdings, Inc.: we issued 18,221,906 shares of common stock to our former majority shareholder, EFT Holdings,

•	Inc., in payment of $886,108 of indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

•	EF2T, Inc.: we issued 2,240,768 shares of common stock to a related party, EF2T, Inc., in payment of $109,992 of

•	indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

•	Astonia LLC: we issued 2,831,661 shares of common stock to a related party, Astonia LLC, in payment of $136,997 of

•	indebtedness, principal and accrued interest, pursuant to a debt forgiveness agreement.

Cancellation of Stock Transaction with Related Party

In conjunction with the Merger Agreement with BB Potentials, we entered into a cancellation of stock agreement with our former majority shareholder, EFT Holdings, Inc., whereby we cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc.

MiteXstream Agreements

Effective January 1, 2019, BB Potentials entered into a Distribution and Private Label Agreement (the “Original MiteXstream Agreement”) with Thoreauvian Product Services, LLC (“TPS”), a company controlled by two of our company’s officers and directors, Fabian G. Deneault and Eric Newlan, relating to the licensed biopesticide product, MiteXstream (the “Private Label Product”). The Original MiteXstream Agreement had an initial term of 10 years and a single 10-year renewal term. Under the Original MiteXstream Agreement, BB Potentials had the exclusive right to distribute and sell the Private Label Product in the United States and Canada. In addition, BB Potentials was required to pay a $20,000 exclusivity fee and to purchase $20,000 of the Private Label Product in conjunction with the signing of the Original MiteXstream Agreement and to purchase not less than $20,000 of the Private Label Product each year. Further, BB Potentials was required to pay all costs in excess of $20,000 associated with MiteXstream’s becoming approved by the U.S. EPA (and relevant states) as a pesticide.

In February 2021, the Original MiteXstream Agreement was replaced with a similar agreement, a Manufacturing, Sales and Distribution License Agreement (the “New MiteXstream Agreement”), between BB Potentials and Touchstone Enviro Solutions Inc. (Touchstone), the parent company of TPS, which served to expand BB Potentials’ rights with respect to MiteXstream, an EPA-registered biopesticide. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

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

Employment Agreement

We have entered into an employment agreement with one of our executive officers, William J. LoBell. Our agreement with Mr. LoBell is for a two-year term, beginning in April 2022. Under the agreement, Mr. LoBell was issued 1,000,000 shares of our common stock as a signing bonus and he is to be issued 500,000 shares of our common stock on the first day of July 2022, October 2022, January 2023 and April 2023. By the terms of the agreement, all shares of common stock issued to Mr. LoBell are valued at $0.01 per share. Additionally, Mr. LoBell is to be paid a monthly salary of $5,000.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees	$31,000	$20,700
Audit Related Fees	$0	$0
Tax	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements (included in Item 8):

Black Bird Biotech, Inc. – Audited Financial Statements for the Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 782)

Balance Sheets at December 31, 2021 and 2020

Statements of Operations for the Years Ended December 31, 2021 and 2020

Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020

Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Financial Statements

(2) Financial Statement Schedules: None

(3) Exhibits:

Exhibit No.	Description

2.1+	Plan and Agreement of Merger between and among Digital Development Partners, Inc., Bird Acquisition Corp. (a Wyoming corporation) and Black Bird Potentials Inc. (a Wyoming corporation).
3.1+	Articles of Incorporation, incorporated by reference from Registration Statement on Form SB-2 (File No. 333-145951)
3.2+	Bylaws of Registrant, incorporated by reference from Registration Statement on Form SB-2 (File No. 333-145951)
3.3+	Certificate of Change Pursuant to NRS 78.209 filed May 20, 2009.
3.4+	Articles of Merger filed May 20, 2009.
3.5+	Certificate of Amendment to Articles of Incorporation filed January 31, 2020.
3.6+	Certificate of Amendment to Articles of Incorporation filed February 19, 2021.
3.7+	Certificate of Amendment to Articles of Incorporation filed April 23, 2021.
4.1+	10% Convertible Promissory Note in favor of EMA Financial, LLC.
4.2+	12% Convertible Promissory Note in favor of Power Up Lending Group Ltd.
4.3+	9% Promissory Note in favor of SE Holdings, LLC.
4.4+	12% Convertible Promissory Note in favor of Power Up Lending Group Ltd.
4.5+	12% Convertible Promissory Note in favor of Power Up Lending Group Ltd.
4.6+	12% Convertible Promissory Note in favor of Power Up Lending Group Ltd.
4.7*	Promissory Note in favor of Power Up Lending Group Ltd.
10.1+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and EFT Holdings, Inc.
10.2+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and EF2T, Inc.
10.3+	Debt Forgiveness Agreement between Digital Development Partners, Inc. and Astonia LLC.
10.4+	Cancellation of Stock Agreement between Digital Development Partners, Inc. and EFT Digitech, Inc.
10.5+	Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and CBD INC Limited Liability Partnership.
10.6+	Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and Gorilla Mitts, LLC.
10.7+	Regional Development and Distribution Agreement between Black Bird Potentials Inc. (a Wyoming corporation) and Northland Partners, LLC.
10.8+	Consulting Agreement among Digital Development Partners, Inc, Black Bird Potentials Inc. (a Wyoming corporation) and Dylan Hunt and Kaitlin Appell.
10.9+	Convertible Promissory Note dated April 30, 2020, in favor of GPL Ventures, LLC, face amount $25,000.
10.10+	Convertible Promissory Note dated April 30, 2020, in favor of Tri-Bridge Ventures, LLC, face amount $25,000.
10.11	Consulting Agreement between Registrant and Matthew Goldman.
10.12+	Consulting Agreement between Registrant and Olivier Darceaux.
10.13+	Consulting Agreement between Registrant and Leonard Tucker, LLC.
10.14+	Manufacturing, Sales and Distribution License Agreement between Black Bird Potentials Inc., and Touchstone Enviro Solutions, Inc.
10.15+	Securities Purchase Agreement between Registrant and EMA Financial, LLC.
10.16+	Securities Purchase Agreement between Registrant and Power Up Lending Group Ltd.
10.17+	Securities Purchase Agreement between Registrant and SE Holdings, LLC.
10.18+	Asset Purchase Agreement between Big Sky American Dist., LLC, a Subsidiary of Registrant, and Raghorn Wholesale, LLC.
10.19+	Securities Purchase Agreement between Registrant and Power Up Lending Group Ltd.
10.20+	Securities Purchase Agreement between Registrant and Power Up Lending Group Ltd.
10.21+	Securities Purchase Agreement between Registrant and Power Up Lending Group Ltd.
10.22+	Consulting Agreement between Registrant and Milestone Management Services, LLC.
10.23+	Production & Broadcasting Agreement between Registrant and New to the Street Group LLC.
10.24+	Consulting Agreement between Registrant and Milestone Management Services, LLC.
10.25+	Agreement between Registrant and Spire+.
10.26+	Executive Engagement Agreement between Black Bird Biotech, Inc. and William J. LoBell
10.27*	Securities Purchase Agreement between Registrant and Power Up Lending Group Ltd.
21.1 *	Subsidiaries of Black Bird Biotech, Inc.
31.1 *	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2 *	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350
101.	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________________

* Filed herewith.

+ Incorporated by reference as indicated.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BIRD BIOTECH, INC.

Dated: April 15, 2022	By:	/s/ Fabian G. Deneault
Fabian G. Deneault
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Fabian G. Deneault	President [Principal Executive Officer] and Director	April 15, 2022
Fabian G. Deneault

/s/ William E. Sluss	Vice President-Finance, Chief Financial Officer [Principal	April 15, 2022
William E. Sluss	Accounting Officer] and Director

/s/ Eric Newlan	Vice President, Secretary and Director	April 15, 2022
Eric Newlan

/s/ L. A. Newlan, Jr.	Director	April 15, 2022
L. A. Newlan, Jr.

	Director	April 15, 2022
Jack Jie Qin

INDEX TO FINANCIAL STATEMENTS

Black Bird Biotech, Inc.

(formerly Digital Development Partners, Inc.)

  Audited Financial Statements for the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Bird

Biotech, Inc. (formerly Digital Development Partners, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Black Bird Biotech, Inc. (formerly Digital Development Partners, Inc.) and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Asset Purchase

Description of the Matter

In 2021, the Company completed an asset purchase where it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash.  The purchased assets consisted of $10,000 in furniture and equipment and $190,000 for an intangible asset, a customer list.  The Company determined it was an asset purchase and performed an assessment of the respective values of the equipment and customer list to record.

Auditing the Company's accounting of the asset purchase is complex due to the judgment involved in the evaluation of the proper accounting treatment of the asset purchase and managements’ estimates regarding the subsequent recording of the assets acquired.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company's controls over their accounting for an asset purchase. Our testing included among other things, agreeing the terms of the agreement to their application of the purchase accounting, evaluating managements’ estimates and testing that the balances were recorded properly.

Change in Accounting Principle

Description of the Matter

Effective January 1, 2021, the Company early adopted ASU 2020-06. The ASU simplified accounting for convertible instruments by removing separation models required under current GAAP, resulting in more convertible debt instruments being reported as a single liability instrument with no separate accounting for embedded conversion features.  It also simplified the diluted net income per share calculation in certain areas.  The Company’s adoption resulted beginning of year equity of being reduced from $27,609 to $1,054, a reduction of $26,555.

Auditing the Company's implementation of the new ASU is complex due to the calculation related to previously embedded conversion features and significant due to its effect on equity.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company's controls over their accounting for embedded conversion features under the new ASU.  Our testing included among other things, recalculating the significant components of the initial accounting of these instruments, gaining an understanding of the Company’s new calculation relating to the implementation and comparing the two methods to determine its effect on the Company’s debt and equity.

/s/ Farmer, Fuqua, & Huff, P.C.

Farmer, Fuqua, & Huff, P.C.

We have served as the Company’s auditor since 2020

Richardson, TX

April 15, 2022

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	12/31/2021	12/31/2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$499,766	$52,974
Other current assets
Inventory	74,463	39,676
Prepaid expenses	101,189	13,500
Accounts receivable	2,741	-
Total current assets	678,159	106,150
OTHER ASSETS
Deposit - asset purchase	-	20,000
Fixtures and equipment	11,601	-
Intangible asset	84,444	-
Total other assets	96,045	20,000
TOTAL ASSETS	$774,204	$126,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$35,973	$46,253
Accrued interest payable	4,446	2,201
Due to related party	5,242	4,470

Third-party notes payable, net of loan fees of $0 and debt discount of $166,667 at December 31, 2021, and $26,556 and $7,556 at December 31, 2020	58,333	45,617
Total current liabilities	103,994	98,541
TOTAL LIABILITIES	$103,994	$98,541
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 325,000,000 shares authorized, 301,230,828 and 164,925,000 shares issued and outstanding at December 31, 2021, and December 31, 2020, respectively	$301,230	$164,925
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	2,991,163	703,353
Retained earnings (accumulated deficit)	(2,621,183)	(839,669)
Total stockholders’ equity	670,210	27,609
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$774,204	$126,150

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Operations

	Year Ended	Year Ended
	12/31/2021	12/31/2020

Sales	104,458	57,604
Cost of goods sold	84,871	28,245
Gross profit (loss)	19,587	29,359
Expense
Consulting services	725,240	266,640
Website expense	12,328	17,899
Depreciation expense	4,101
Amortization expense	105,556
Legal and professional services	84,457	143,310
Advertising and marketing	5,234	1,918
Bad debt expense	-	4,461
License fee	-	23,280
Rent	10,320	17,200
Beneficial conversion expense	-	29,788
General and administrative	523,478	209,666
Total expenses	1,470,714	714,162
Net operating loss	(1,451,127)	(684,803)
Other expense
Net other income (expense)	-	518
Prepayment penalty	(74,848)	-
Interest expense	(285,327)	(5,873)
Total other income (expense)	(360,175)	(5,355)
Profit (loss) before taxes	(1,811,302)	(690,158)
Income tax expense	-	-
Net profit (loss)	(1,811,302)	(690,158)

Net profit (loss) per common share
Basic	0	0
Diluted	0	0

Weighted average number of common shares outstanding
Basic	194,420,001	120,358,931
Diluted	225,537,811	132,545,440

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total

Balance, December 31, 2019	85,970,665	85,971	---	7,488,946	(8,715,712)	(1,140,795)
Cancellation of stock	(79,265,000)	(79,265)	---	79,265	---	---
Stock issued for debt cancellation	23,294,335	23,294	---	1,109,803	---	1,133,097
Effect of issuance related to acquisition of Black Bird Potentials Inc.	120,000,000	120,000	(1,000)	(8,570,256)	8,566,201	114,945
Stock issued for services	100,000	100	---	7,900	---	8,000
Stock issued for cash	125,000	125	---	2,375	---	2,500
Stock issued for cash	5,000,000	5,000	---	195,000	---	200,000
Stock issued for cash	2,500,000	2,500	---	97,500	---	100,000
Stock issued for cash	1,250,000	1,250	---	48,750	---	50,000
Stock issued for cash	4,450,000	4,450	---	173,550	---	178,000
Stock issued for services	1,500,000	1,500	---	13,500	---	15,000
Beneficial conversion related to convertible debt	---	---	---	56,343	---	56,343
Inventory contributed to additional paid-in capital by related party	---	---	---	677	---	677
Net loss	---	---	---	---	(690,158)	(690,158)
Balance, December 31, 2020	164,925,000	$164,925	$(1,000)	$703,353	$(839,669)	$27,609
Effect of adoption of ASU 2020-06	---	---	---	(56,343)	29,788	(26,555)
Stock issued for cash	4,875,000	4,875	---	190,125	---	195,000
Stock issued for services	150,000	150	---	6,730	---	6,880
Stock issued for commitment fee	2,000,000	2,000	---	63,000	---	65,000
Stock issued for cash (Reg A#1)	3,125,000	3,125	---	96,875	---	100,000

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

(continued)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total

Stock issued for services	450,000	450	---	13,050	---	13,500
Stock issued for services	8,000,000	8,000	---	242,400	---	250,400
Stock issued for services	500,000	500	---	14,500	---	15,000
Stock issued for cash (Reg A #1)	1,562,500	1,562	---	48,438	---	50,000
Stock issued for cash (Reg A #2)	51,700,000	51,700	---	723,800	---	775,500
Stock issued for debt conversion	8,607,995	8,608	---	93,002	---	101,610
Stock issued for services	1,002,000	1,002	---	33,066	---	34,068
Stock issued for cash (Reg A #2)	41,333,333	41,333	---	578,667	---	620,000
Stock issued for services	13,000,000	13,000	---	240,500	---	253,500
Net loss	---	---	---	---	(1,811,302)	(1,811,302)
Balance, December 31, 2021	301,230,828	$301,230	$(1,000)	$2,991,163	$(2,621,183)	$670,210

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	Year Ended		Year Ended
	12/31/2021		12/31/2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,811,302)		(690,158)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services		573,348		23,000
Amortization of debt discount		266,511		---
Prepaid expenses		(87,689)		---
Depreciation and amortization		109,657		---
Account receivable		(2,741)		---
Debt amortization		---		672
Bad debt expense		---		4,461
Non-cash beneficial conversion expense		---		29,788
Prepaid consulting fees		---		(13,500)
Accrued interest		4,855		2,201
Inventory		(34,787)		(30,212)
Deposits		---		20,000
Accrued expenses		(10,280)		34,283
Net cash used for operating activities		(992,428)		(619,465)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit - asset purchase		(180,000)		(20,000)
Machinery and equipment		(5,702)		---
Net cash used for investing activities		(185,702)		(20,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid		---		(8,000)
Repayment of loans payable - third party		(914,100)		(25,000)
Repayments on related-party notes		---		---
Loans payable - third parties		827,100		104,500
Proceeds from issuance of common stock		1,711,150		530,500
Net advances from related party		772		4,470
Net cash provided by financing		1,624,922		606,470
Net increase (decrease) in cash and cash equivalents		446,792		(32,995)
Cash and cash equivalents at beginning of period		52,974		85,969
Cash and cash equivalents at end of period		499,766		52,974

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay third-party debt		101,610	$	---
Common stock issued to repay related party debt	$	---		1,133,067
Common stock issued for commitment fee		65,000	$	---
Inventory contributed for capital	$	---		677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$	---	$	---
Interest paid		13,067	$	---

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Consolidated Financial Statements

December 31, 2021

1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

Black Bird Biotech, Inc. (formerly Digital Development Partners, Inc.) (the “Company”) was incorporated in the State of Nevada in 2006 under the name “Cyprium Resources Inc.,” which was changed to “Digital Development Partners, Inc.” in August 2009. Effective June 14, 2021, the Company’s name change to “Black Bird Biotech, Inc.” Through 2014, the Company was involved, first, in the mining industry and, then, in the communications industry.

From 2015 until the January 1, 2020, acquisition of Black Bird Potentials Inc., a Wyoming corporation (“BB Potentials”), the Company was a “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The Company’s Board of Directors has adopted the business plan of BB Potentials and the Company’s ongoing operations now include those of BB Potentials. References to “the Company” include BB Potentials, as well as its other wholly-owned subsidiaries: Big Sky American Dist., LLC, a Montana limited liability company, and Black Bird Hemp Manager, LLC, a Montana limited liability company.

The consolidated financial statements include the accounts of Black Bird Biotech, Inc. and its wholly-owned subsidiaries. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

The Company is the exclusive worldwide manufacturer and distributor for MiteXstreamTM, an EPA-certified plant-based biopesticide effective in the eradication of mites and other similar pests, including spider mites, that destroy crops, particularly cannabis, hops, coffee and house plants, as well as molds and mildew.

The Company also manufactures and sells, under its Grizzly Creek NaturalsTM brand name, CBD products, including CBD Oils, gummies and pet treats, as well as CBD-infused personal care products. In addition, BB Potentials is a licensed grower of industrial hemp under the Montana Hemp Pilot Program.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had working capital of $574,165 at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of December 31, 2021 and 2020.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, outstanding options and warrants, if any, are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2021 and 2020, there were potential dilutive securities of the Company outstanding.

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

Inventories

Inventories consist primarily of raw materials and finished goods. The inventory is recorded at the lower of cost or market which approximates first-in, first-out (FIFO).

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from 3-5 years.

Accounts Receivable and Revenue Recognition

Accounts receivable is recorded net of an allowance for expected losses. As of December 31, 2021 and 2020, there is $-0- and $8,922 recorded as allowance for doubtful accounts. Revenue is recognized at the point of invoicing for sales of inventory.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the life of the loan using the straight-line method which approximates the effective interest method. All loan fees have been amortized as of December 31, 2021.

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

The Company has adopted the if-converted method for calculating EPS and the modified retrospective method as the transition method. The if-converted method assumes that the conversion of convertible securities occurs at the beginning of the reporting period and the modified retrospective recognizes the cumulative effect of the change as an adjustment to the beginning balance of retained earnings as of the date of adoption. Under the modified-retrospective method, no adjustment should be made to the comparative-period information including EPS.

During the year ended December 31, 2021, the cumulative effect of the changes on retained earnings is $29,788, additional paid-in-capital is $56,343 and notes payable is $26,555, as reflected in the accompanying financial statements. During the year ended December 31, 2021 the effect on EPS would be unchanged after the adoption of ASU 2020-06.

3. CORONAVIRUS PANDEMIC

During 2020 a strain of coronavirus (COVID-19) was reported worldwide resulting in decreased economic activity and closures of businesses which has adversely affected the broader global economy. The virus has continued to affect the economy through 2021. The Company is taking all necessary steps to keep its business premises in a safe environment and is constantly monitoring the impact of COVID-19. At this time, the extent to which COVID-19 will impact the economy and the Company is uncertain. Pandemics or other significant public heath events could have a material adverse effect on the Company and the results of its operations in the future.

 4. CONCENTRATION OF CREDIT RISK

In the normal course of business the Company maintains cash with a Federally-insured financial institution. Individual account balance may occasionally exceed the Federally-insured limit of $250,000. The Company has not experienced and does not anticipate any losses as a result of any account balances exceeding the Federally-insured limits.

5. ACQUISITION OF BLACK BIRD POTENTIALS INC.

Effective January 1, 2020, the Company consummated a plan and agreement of merger (the “Merger Agreement”) with Black Bird Potentials Inc., a Wyoming corporation (BB Potentials), pursuant to which BB Potentials became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued 120,000,000 shares of its common stock to the shareholders of BB Potentials and four persons were added to the Company’s Board of Directors. Pursuant to the Merger Agreement, the Company’s four new directors were issued a total of 100,178,661 shares of Company common stock. Thus, a change in control of the Company occurred in connection with the Merger Agreement

Due to the effects of the “reverse merger” acquisition of BB Potentials occurring effective January 1, 2020, in accordance with ASC 805 Business Combinations, the presentation of the financial statements represents the continuation of BB Potentials, the accounting acquirer, except for the legal capital structure. Historical shareholders’ equity of the Company, the accounting acquiree, has been adjusted to reflect the recapitalization. Retained earnings (deficit) of the BB Potentials, the accounting acquirer have been carried forward after the acquisition and operations prior to the merger are those of BB Potentials, the accounting acquirer. Earnings per share for periods prior to the merger have been adjusted to reflect the recapitalization.

6. COMMON STOCK

Common Stock Issued for Cash

2021   Regulation A Offering (SEC File No. 024-11215) (“Reg A #1”). During the year ended December 31, 2021, the Company sold (a) a total of 4,875,000 shares of its common stock for a total of $195,000, or $0.04 per share, in cash, and (b) a total of 4,687,500 shares of its common stock for a total of $150,000, or $0.032 per share, in cash, under the Reg A #1.

Regulation A Offering (SEC File No. 024-11621) (“Reg A #2”). During the year ended December 31, 2021, the Company sold a total of 93,033,333 shares of its common stock for a total of $1,395,000, or $0.015 per share, in cash under the Reg A #2.

2020   During the year ended December 31, 2020, the Company sold 125,000 shares of its common stock to a third party for $2,500 in cash, or $0.02 per share.

During the year ended December 31, 2020, the Company sold a total of 13,200,000 shares of its common stock for a total of $528,000, or $0.04 per share, in cash, under the Reg A #1.

Common Stock Issued for Services

2021   In October 2021, the Company issued 13,000,000 shares of its common stock to a third party consultant, which shares were valued at $0.0195 per share, or $253,500, in the aggregate.

In September 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $3,000 of its common stock for each month of the three-month term of such agreement, in arrears. In October, November and December 2021, the Company became obligated to issue a total of 600,000 shares of its common stock pursuant to this agreement. The 600,000 shares were valued at $.015 per share, or $9,000, in the aggregate, which amount is included in accounts payable in the accompanying balance sheet. All 600,000 shares were issued subsequent to December 31, 2021. (See Note 16. Subsequent Events).

In July 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue 167,000 shares of its common stock for each month of the six-month term of such agreement, a total of 1,002,000 shares, which shares were valued at $0.034 per share, or $34,068, in the aggregate.

In June 2021, the Company issued 500,000 shares of common stock to its Chief Financial Officer and Director, William E. Sluss, as a retention bonus, which shares were valued at $.03 per share, or $15,000, in the aggregate.

In May 2021, the Company issued 8,000,000 shares of common stock to a third-party consultant pursuant to a consulting agreement, which shares were valued at $0.0313 per share, or $250,400, in the aggregate. The term of the consulting agreement expires in May 2022.

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

2020   In November 2020, the Company issued a total of 1,500,000 shares of common stock to two third-party consultants, pursuant to separate consulting agreements, which shares were valued at $.01 per share, or $15,000, in the aggregate. In addition to the issuance of such shares, the third-party consultants were paid a total of $6,200 in cash for website development and related services. The terms of these consulting agreements expire September 30, 2021.

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

7. NEW MITEXSTREAM AGREEMENT

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

8. ASSET PURCHASE

In February 2021, a newly-formed subsidiary of the Company, Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”), which distributes the Company’s Grizzly Creek Naturals CBD and other consumer products in Western Montana, completed an asset purchase (the “Big Sky APA”), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash. The purchased assets consisted of $10,000 of furniture and equipment and $190,000 of an intangible asset, a customer list, which is being amortized over 18 months.

9. INTANGIBLE ASSET

The Company has an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and is being amortized over 18 months. The Company recorded amortization expense in the amount of $105,556 for the year ended December 31, 2021. As of December 31, 2021, the intangible asset net of accumulated amortization was $84,444. Amortization expense for 2022 is estimated to be $84,444.

10. INVENTORY

Inventory at December 31, 2021, consists of the following:

Raw Materials	$23,575
Work in Process	50,887
74,462

11. CONVERTIBLE PROMISSORY NOTES – THIRD PARTIES

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

In November 2020, the GPL Note was repaid in full in the amount of $28,000, as follows: $25,000 in principal, $3,000 in interest.

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

At December 31, 2021 and 2020, accrued interest on the Tri-Bridge Note was $4,178 and $1,870, respectively.

At December 31, 2021, the Tri-Bridge Note was past due.

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

In June 2021, the EMA Note was repaid in full in the amount of $93,697.70, as follows: $58,600 in principal; $3,499.30 in interest; and $31,598.40 as a prepayment premium.

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

SE Holdings, LLC. In February 2021, the Company obtained a loan from SE Holdings LLC which netted the Company $106,000 in proceeds. In consideration of such loan, the Company issued a $121,000 face amount promissory note (the “SE Holdings Note”), with OID of $15,000, bearing interest at 9% per annum, with principal and interest payable in eight equal monthly payments of $15,125 beginning in July 2021. The Company had the right to repay the SE Holdings Note at any time. Should the Company have been in default on SE Holdings Note, the SE Holdings Note would have become convertible into shares of the Company’s common stock at a conversion price equal to the lesser of the lowest closing bid price of the Company’s commons stock for the trading day immediately preceding either (a) the delivery of a notice of default, (b) the delivery of a notice of conversion resulting from such default or (c) the issue date of the SE Holdings Note. In addition, the Company issued 2,000,000 shares of its common stock to SE Holdings as a commitment fee, which shares were valued at $0.065 with a 50% discount per share, or $65,000, in the aggregate.

Through September 2021, the Company had repaid $45,375 of the SE Holdings Note, in accordance with the terms of the SE Holdings Note. In October 2021, the remaining balance of the SE Holdings Note, $75,625, was repaid by the Company.

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

During August and September 2021, the Power Up Note #2 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted			Conversion Price Per Share	Number Shares
	$15,000		$0.01		1,094,891
	$20,000		$0.01		2,150,538
	$11,110	*	$0.01		1,371,605
Total Converted:	46,110			Total Shares:	4,617,034
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

FirstFire Global Opportunities Fund LLC. In September 2021, the Company obtained a loan from FirstFire Global Opportunities Fund LLC which netted the Company $125,000 in proceeds. In consideration of such loan, the Company issued a $250,000 face amount convertible promissory note (“FirstFire Note”), with OID of $125,000, due in September 2022, with an effective interest rate in excess of 100%. The Company had the right to repay the FirstFire Note at anytime, with a 20%, or $50,000, reduction in principal owed if repaid in full on or before November 30, 2021. The FirstFire Note was convertible into shares of the Company’s common stock at a conversion price equal to $0.015 per share, any time after December 1, 2021.

Prior to November 30, 2021, the FirstFire Note was repaid in full by the Company, in the amount of $200,000 (which included a $50,000 reduction in principal owed, due to the FirstFire Note’s being repaid in full on or before November 30, 2021).

Tiger Trout Capital Puerto Rico, LLC. In September 2021, the Company obtained a loan from Tiger Trout Capital Puerto Rico, LLC which netted the Company $250,000 in proceeds. In consideration of such loan, the Company issued a $500,000 face amount convertible promissory note (“Tiger Trout Note”), with OID of $250,000, with principal due in September 2022, with an effective interest rate in excess of 100%. The Company has the right to repay the Tiger Trout Note at anytime, with a 10%, or $50,000, reduction in principal owed if repaid in full on or before November 30, 2021. The Tiger Trout Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.015 per share, any time after December 1, 2021.

At December 31, 2021, $300,000 of the Tiger Trout Note had been repaid by the Company, leaving a balance owed of $200,000 at December 31, 2021.

Subsequent to December 31, 2021, the remaining balance of the Tiger Trout Note, $200,000, was repaid by the Company. (See Note 19. Subsequent Events).

12. STOCKHOLDER RECEIVABLE

At December 31, 2021 and 2020, cash relating to a stockholder receivable of BB Potentials for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of BB Potentials. The stockholder receivable relates to 42,885 shares of Company common stock.

13. AMENDMENTS OF ARTICLES OF INCORPORATION

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

14. RELATED PARTY TRANSACTIONS

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

Year Ended December 31, 2021. During the year ended December 31, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $58,600 in principal; $3,499.30 in interest; and $31,598.40 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At December 31, 2021, such loan had been repaid in full, in the amount of $93,697.70.

At December 31, 2021, the Company owed EF2T, Inc. $4,470 and Astonia LLC $773.

Year Ended December 31, 2020. During the year ended December 31, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2021 and 2020, the Company owed Astonia LLC $5,242 and $4,470 in principal, respectively, and $268 and $391 in accrued and unpaid interest, respectively.

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

Facility Lease

In May 2020, BB Potentials entered into a facility lease with Grizzly Creek Farms, LLC, an entity owned by one of the Company’s directors, Fabian G. Deneault, with respect to approximately 2,000 square feet of manufacturing space located in Ronan, Montana. Monthly rent under such lease was $1,500 and the initial term of such lease expired in December 2025. This lease was terminated effective April 1, 2021. Since such date, Mr. Deneault permits BB Potentials to utilize the leased facility for storage, at no charge.

15. LOANS PAYABLE - RELATED PARTIES

Year Ended December 31, 2021. During the year ended December 31, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At December 31, 2021, such loan had been repaid in full, in the amount of $93,697.70.

Year Ended December 31, 2020. During the year ended December 31, 2020, the Company entered into three separate debt forgiveness agreements with related parties:

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

During the year ended December 31, 2020, advances of $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2021 and 2020, the Company owed Astonia LLC $5,242 and $4,470 in principal, respectively, and $268 and $391 in accrued and unpaid interest, respectively.

16. REGULATION A OFFERINGS

Reg A #1. In August 2021, the Reg A #1, which was qualified by the SEC on August 4, 2020, expired.

Reg A #2. On September 9, 2021, the Reg A #2 was qualified by the SEC; on September 24, 2021, Post-Qualification Amendment No. 1 (the “Reg A #2 PQA”) to the Reg A #2 was qualified by the SEC. Under the Reg A #2, including the Reg A #2 PQA, relates to the offer of up to 100,000,000 shares of the Company’s common stock at an offering price of $0.015 per share.

17. INCOME TAXES

The Company’s federal income tax returns for the years ended December 31, 2018, through December 31, 2020, remain subject to examination by the Internal Revenue Service, as of December 31, 2021.

No provision was made for federal income tax for the year ended December 31, 2021, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $3,800,219 which begins to expire in 2029 unless utilized beforehand. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward. However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0, as of December 31, 2021 and 2020.

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

	2021		2020
Deferred tax assets:
Net operating loss carryforwards		$798,046		$417,673
Less: valuation allowance		(798,046)		(417,673)
Net deferred tax assets	$	---	$	---

18. LEASING COMMITMENTS

At December 31, 2021, the Company has one operating lease that expires in April 2022. One operating lease in force at December 31, 2020, was terminated effective April 1, 2021. Rent expense for the years ended December 31, 2021 and 2020, totaled $10,320 and $17,200, respectively.

Future minimum payments under the lease are as follows:

2022	$2,400
$2,400

 19. SUBSEQUENT EVENTS

Common Stock Issued for Services

Subsequent to December 31, 2021, the Company issued a total of 600,000 shares of common stock it had become obligated to issue during the year ended December 31, 2021. These shares were valued at $9,000, in the aggregate, and had been included in the Company’s accounts payable at December 31, 2021.

In January 2022, the Company issued 200,000 shares of its common stock pursuant to a consulting agreement with a third party, which shares were valued at $0.015 per share, or $3,000, in the aggregate.

In January 2022, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $7,500 of its common stock for each month of the six-month term of such agreement, in arrears. In February, March and April 2022, the Company has issued a total of 1,500,000 shares of its common stock pursuant to this agreement, which shares were valued at $0.015 per share, or $22,500, in the aggregate.

Convertible Promissory Note Repayment

Tiger Trout Note. Subsequent to December 31, 2021, the Company has repaid the remaining balance, $300,000, of the Tiger Trout Note.

Loan From Third Party

Power Up Lending Group Ltd. In March 2022, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $228,200 face amount promissory note (the “Power Up Note #5”), with OID of $24,450 and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. The Company has the right to repay the Power Up Note #5 at any time, without penalty. Should the Company become in default on the Power Up Note #5 , the Power Up Note #5 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

Other

Management has evaluated subsequent events through April 15, 2022.

