Form 10-Q
period 2022-03-31
Black Bird Biotech, Inc.
filed 2022-05-23
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 304,530,828 as of May 23, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	3/31/22 (unaudited)	12/31/21 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,560	$499,766
Other current assets
Inventory	78,629	74,463
Prepaid expenses	38,589	101,189
Accounts receivable	3,449	2,741
Total current assets	226,227	678,159
OTHER ASSETS
Deposit - asset purchase	-	-
Fixtures and equipment	10,483	11,601
Intangible asset	52,778	84,444
Total other assets	63,261	96,045
TOTAL ASSETS	$289,488	$774,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$50,526	$35,973
Accrued interest payable	5,118	4,446
Due to related party	5,242	5,242
Third-party notes payable, net of debt discount of $24,450 at March 31, 2022, and $166,667 at December 31, 2021, respectively	228,750	58,333
Total current liabilities	289,636	103,994
TOTAL LIABILITIES	$289,636	$103,994
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, -0- and -0- shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	$-	$-
Common stock, $0.001 par value, 750,000,000 shares authorized, 301,230,828 and 301,230,828 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	301,230	301,230
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	2,991,163	2,991,163
Retained earnings (accumulated deficit)	(3,291,541)	(2,621,183)
Total stockholders’ equity	(148)	670,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,488	$774,204

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2022 (unaudited)	2021 (unaudited)
Sales	$13,802	$2,207
Cost of goods sold	7,970	1,521
Gross profit (loss)	5,832	686
Expense
Consulting services	63,100	39,347
Website expense	1,720	3,014
Depreciation expense	1,118	746
Amortization expense	31,667	15,973
Legal and professional services	5,100	38,673
Advertising and marketing	102,245	1,366
License fee	16,998	1,334
Rent	1,800	4,800
General and administrative	285,104	94,902
Total expenses	508,852	200,155
Net operating loss	(503,020)	(199,469)
Other expense
Interest expense	(167,338)	(8,764)
Total other income (expense)	(167,338)	(8,764)
Profit (loss) before taxes	(670,358)	(208,233)
Income tax expense	-	-
Net profit (loss)	$(670,358)	$(208,233)

Net profit (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic	301,230,828	168,305,277
Diluted	346,355,206	184,632,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2021	301,230,828	301,230	(1,000)	2,991,163	(2,621,183)	670,210
Net loss	---	-	-	-	(670,358)	(670,358)
Balance, March 31, 2022	301,230,828	$301,230	$(1,000)	$2,991,163	$(3,291,541)	$(148)

Balance, December 31, 2020	164,925,000	164,925	(1,000)	703,353	(839,669)	27,609
Effect of adoption of ASU 2020-06	---	-	-	(56,343)	29,788	(26,555)
Stock issued for cash	4,875,000	4,875	-	190,125	-	195,000
Stock issued for services	150,000	1,500	-	5,380	-	6,880
Stock issued for commitment fee	2,000,000	2,000	-	63,000	-	65,000
Net loss	---	-	-	-	(208,233)	(208,233)
Balance, March 31, 2021	171,950,000	$171,950	$(1,000)	$906,865	$(1,018,114)	$59,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(670,358)	$(208,233)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services'	-	6,880
Depreciation and amortization	32,784	16,719
Account receivable	(708)	-
Debt amortization	166,667	8,700
Prepaid consulting fees	62,600	4,500
Accrued interest	672	64
Inventory	(4,166)	(9,987)
Accrued expenses	14,553	2,101
Net cash used for operating activities	(397,956)	(179,256)
CASH FLOWS FROM INVESTING ACTIVITIES
Asset purchase	-	(180,000)
Purchase of furniture and equipment	-	(5,703)
Net cash used for investing activities	-	(185,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid	-	(13,000)
Repayment of loans payable - third party	(200,000)	-
Proceeds loans payable - third parties	-	205,000
Proceeds from issuance of common stock	203,750	195,000
Net advances from related party	-	773
Net cash provided by financing	3,750	387,773
Net increase (decrease) in cash and cash equivalents	(394,206)	22,814
Cash and cash equivalents at beginning of period	499,766	52,974
Cash and cash equivalents at end of period	$105,560	$75,788

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay third-party debt	$-	$-
Common stock issued to repay related party debt	$-	$-
Common stock issued for commitment fee	$-	$65,000
Inventory contributed for capital	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

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

These unaudited interim consolidated financial statements, as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2022. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities Exchange Commission.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had a working capital deficit of $63,409 March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities will necessitate significant uses of working capital beyond 2022. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of March 31, 2022, and December 31, 2021.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are potential dilutive securities as of March 31, 2022 and 2021.

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

During the quarter ended March 31, 2021 the cumulative effect of the change on retained earnings was $29,788, additional paid-in-capital of $56,343 and notes payable of $26,555, as reflected in the accompanying financial statements. During the quarter ended March 31, 2021 the effect on EPS was unchanged after the adoption of ASU 2020-06.

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

5. COMMON STOCK

Common Stock Issued for Cash

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company did not issued shares of common stock for cash.

Three Months Ended March 31, 2022

During the three months ended March 31, 2021, the Company sold a total of 4,875,000 shares of its common stock for a total of $195,000, or $0.04 per share, in cash, under its ongoing Regulation A Offering.

Common Stock Issued for Services

Three Months Ended March 31, 2022

In January 2022, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $7,500 of its common stock for each month of the six-month term of such agreement. Subsequent to March 31, 2022, the Company issued a total of 1,500,000 shares of its common stock pursuant to this agreement, which shares were valued at $22,500, in the aggregate, and are included in the Company’s accounts payable at March 31, 2022.

Three Months Ended March 31, 2021

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

NOTE 6. NEW MITEXSTREAM AGREEMENT

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

7. ASSET PURCHASE AGREEMENT

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

8. INTANGIBLE ASSET

The Company has an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and is being amortized over 18 months. The Company recorded amortization expense in the amount of $31,667 and $15,973 for the periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the intangible asset net of accumulated amortization is $52,778. Amortization expense for 2022 is estimated to be $52,778.

9. CONVERTIBLE PROMISSORY NOTES – THIRD PARTIES

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

At March 31, 2022, and December 31, 2021, accrued interest on the Tri-Bridge Note was $4,370 and $4,178, respectively.

At March 31, 2022, the Tri-Bridge Note was past due.

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

During August and September 2021, the Power Up Note #2 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,000	$0.0137	1,094,891
$20,000	$0.0093	2,150,538
$11,110*	$0.0081	1,371,605
Total Converted: 46,110		Total Shares: 4,617,034

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

Sixth Street Lending LLC. In March 2022, the Company obtained a loan from Sixth Street Lending LLC which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $228,200 face amount promissory note (the “Sixth Street Note #1”), with OID of $24,450 and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. The Company has the right to repay the Sixth Street Note #1 at any time, without penalty. Should the Company become in default on the Sixth Street Note #1, the Sixth Street Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

10. STOCKHOLDER RECEIVABLE

At March 31, 2021 and 2020, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

11. AMENDMENTS OF ARTICLES OF INCORPORATION

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

In April 2022, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 750,000,000 and to authorize 50,000,000 shares of preferred stock. See Note 14. Subsequent Events—Amendment of Articles of Incorporation.

12. RELATED PARTY TRANSACTIONS

Advances from Related Parties

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company obtained no advances from related parties.

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

Facility Lease

In May 2020, a Company subsidiary, Black Bird Potentials, Inc. (“BBPotentials”), entered into a facility lease with Grizzly Creek Farms, LLC, an entity owned by one of the Company’s directors, Fabian G. Deneault, with respect to approximately 2,000 square feet of manufacturing space located in Ronan, Montana. Monthly rent under such lease was $1,500 and the initial term of such lease expired in December 2025. This lease was terminated effective April 1, 2021. Since such date, Mr. Deneault permits BB Potentials to utilize the leased facility for storage, at no charge.

13. LOANS PAYABLE – RELATED PARTIES

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company did not obtain any loans from related parties. As of March 31, 2022, the Company owed Astonia LLC $5,242 in principal and $268 in accrued and unpaid interest.

Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company did not obtain any loans from related parties. As of March 31, 2021, the Company owed Astonia LLC $4,470 in principal and $226 in accrued and unpaid interest.

14. SUBSEQUENT EVENTS

Common Stock Issued for Services

Subsequent to March 31, 2022, the Company issued a total of 600,000 shares of common stock it had become obligated to issue during the year ended December 31, 2021. These shares were valued at $9,000, in the aggregate, and are included in the Company’s accounts payable at March 31, 2022, and December 31, 2021.

Subsequent to March 31, 2022, the Company issued 200,000 shares of its common stock it had become obligated to issue during the three months ended March 31, 2022, pursuant to a consulting agreement with a third party, which shares were valued at $3,000, in the aggregate, and are included in the Company’s accounts payable at March 31, 2022.

In January 2022, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $7,500 of its common stock for each month of the six-month term of such agreement. Subsequent to March 31, 2022, the Company issued a total of 1,500,000 shares of its common stock pursuant to this agreement, which shares were valued at $22,500, in the aggregate, and are included in the Company’s accounts payable at March 31, 2022.

In April 2022, the Company issued 1,000,000 shares of common stock, pursuant to an Executive Engagement Agreement, which shares were value at $10,000, in the aggregate.

Loans From Third Parties

Talos Victory Fund, LLC. In May 2002, the Company obtained a loan from Talos Victory Fund, LLC which netted the Company $107,780 in proceeds. In consideration of such loan, the Company issued a $135,000 face amount promissory note (the “Talos Note #1”), with OID of $13,500, commissions of $9,720 and legal fees of $4,000. The Talos Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.005 per share, subject to a 4.99% equity blocker.

Mast Hill Fund, L.P. In May 2002, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $250,000 face amount promissory note (the “Mast Hill Note #1”), with OID of $25,000, commissions of $18,000 and legal fees of $7,000. The Mast Hill Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.005 per share, subject to a 4.99% equity blocker.

Amendment of Articles of Incorporation

In April 2022, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 750,000,000 and to authorize 50,000,000 shares of preferred stock.

Other

Management has evaluated subsequent events through May 23, 2022.

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

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (BB Potentials), Big Sky American Dist., LLC (Big Sky American) and Black Bird Hemp Manager, LLC, for the three months ended March 31, 2022 and 2021.

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

Change in Accounting Principle. In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. Our company has early-adopted ASU 2020-06 for the year beginning January 1, 2021.

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

Results of Operations

Three Months Ended March 31, 2022 (“Interim 2022”) and 2021 (“Interim 2021”). Our purchase of certain distribution-related assets pursuant to the Big Sky APA was made with an expectation that an immediately accessible larger number of retail locations would allow us to increase more quickly sales of our CBD products. Big Sky American, since beginning its consumer product distribution operations in Northwest Montana in April 2021, has had a positive impact on our operating results, when compared to our prior operating results. However, our anticipated increase in sales of our CBD products has not yet occurred. Rather, sales of non-CBD consumer products, in large measure, accounted for the overall increase in our product sales for Interim 2022. During Interim 2022, sales of MiteXstream were insignificant.

During Interim 2022, our business operations generated $13,802 (unaudited) venues from sales with a cost of goods sold of $7,970 (unaudited), resulting in a gross profit of $5,832 (unaudited). During Interim 2021, our business operations generated $2,207 (unaudited) in revenues from sales of our Grizzly Creek Naturals products with a cost of goods sold of $1,521 (unaudited), resulting in a gross profit of $686 (unaudited).

During Interim 2022, we incurred operating expenses of $508,852 (unaudited), which were comprised of $63,100 (unaudited) in consulting services, $1,720 (unaudited) in website expenses, $32,785 (unaudited) in depreciation and amortization, $5,100 (unaudited) in legal and professional services, $1,800 (unaudited) in rent, $102,245 (unaudited) in advertising and marketing expense, $16,998 (unaudited) in license fee and $285,104 (unaudited) in general and administrative expense, resulting in a net operating loss of $503,020 (unaudited). In addition, we incurred interest expense of $167,338 (unaudited), resulting in a net loss for Interim 2022 of $670,358 (unaudited).

During Interim 2021, we incurred operating expenses of $200,155 (unaudited), which were comprised of $39,347 (unaudited) in consulting services ($6,880 (unaudited) of which was paid by the issuance of common stock), $3,014 (unaudited) in website expenses, $38,673 (unaudited) in legal and professional services, $1,334 (unaudited) for product license, $4,800 (unaudited) in rent, $1,366 (unaudited) in advertising and marketing expense and $94,902 (unaudited) in general and administrative expense, resulting in a net loss of $(208,233) (unaudited).

We expect that our revenues will increase from quarter to quarter beginning with the second quarter of 2022, as sales of MiteXstream are expected to increase from our recently-initiated marketing efforts. There is no assurance that such will be the case, and we expect to incur operating losses through at least December 31, 2022. Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream, we cannot predict the levels of our future revenues.

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

Financial Condition, Liquidity and Capital Resources

March 31, 2022. At March 31, 2022, our company had $105,560 (unaudited) in cash and a working capital deficit of $63,409 (unaudited), compared to $499,766 in cash and working capital of $574,165 at December 31, 2021. The change in our working capital position from December 31, 2021, to March 31, 2022, is attributable primarily our repayment of $200,000 in debt, the payment of increased marketing expenses and the payment of operating expenses.

Our company’s current cash position of approximately $150,000 is not adequate for our company to maintain its present level of operations through the remainder of 2022. We must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Capital Sources. We derived capital from sales of our common stock and from loans. Our capital sources are described below.

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

During August and September 2021, the Power Up Note #2 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,000	$0.0137	1,094,891
$20,000	$0.0093	2,150,538
$11,110*	$0.0081	1,371,605
Total Converted: 46,110		Total Shares: 4,617,034

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

During the three months ended March 31, 2022, the Company repaid in full the remaining $200,000 balance of the Tiger Trout Note.

Sixth Street Lending LLC. In March 2022, we obtained a loan from Sixth Street Lending LLC which netted our company $200,000 in proceeds. In consideration of such loan, we issued a $228,200 face amount promissory note (the “Sixth Street Note #1”), with OID of $24,450 and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. We have the right to repay the Sixth Street Note #1 at any time, without penalty. Should we become in default on the Sixth Street Note #1 , the Sixth Street Note #1 becomes convertible into shares of our common stock at a conversion price equal to 75% multiplied by the lowest trading price of our common stock during the 10 trading days prior to the applicable conversion date.

Subsequent to March 31, 2022, we have derived capital from third-parties, as described below.

Talos Victory Fund, LLC. In May 2002, we obtained a loan from Talos Victory Fund, LLC which netted our company $107,780 in proceeds. In consideration of such loan, we issued a $135,000 face amount promissory note (the “Talos Note #1”), with OID of $13,500, commissions of $9,720 and legal fees of $4,000. The Talos Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $.005 per share, subject to a 4.99% equity blocker.

Mast Hill Fund, L.P. In May 2002, we obtained a loan from Mast Hill Fund, L.P. which netted our company $200,000 in proceeds. In consideration of such loan, we issued a $250,000 face amount promissory note (the “Mast Hill Note #1”), with OID of $25,000, commissions of $18,000 and legal fees of $7,000. The Mast Hill Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $.005 per share, subject to a 4.99% equity blocker.

Inflation

Our management believes economic conditions point toward significant inflationary pressures arising in the near future. However, no prediction can be made in this regard and, further, no prediction can be made with respect to how the potential impact any inflation would affect our results of operations.

Seasonality

Our Big Sky American operations are subject to seasonal fluctuation, with the months of May through September providing approximately 70% of Big Sky American’s sales revenues. We expect that our operating results with respect to MiteXstream will be impacted, in an indeterminate measure, by the seasonality of farming operations, including cannabis grow operations. However, we are currently unable to predict the level to which such seasonality will impact our MiteXstream business.

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

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

The following sets forth information concerning the sole operating lease for the facility maintained by us as of the date of this Annual Report.

Address	Description	Use	Yearly Rent	Expiration Date
3505 Yucca Drive, Suite 104 Flower Mound, TX 75028	Corporate Office (160 sq. ft.)	Administrative	$7,200	April 2022

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

As of the quarter ended March 31, 2022, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we did not issue shares of common stock that have not been reported previously.

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

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BIRD BIOTECH, INC.

Dated: May 23, 2022	By:	/s/ FABIAN G. DENEAULT
Fabian G. Deneault
President (Principal Executive Officer)

