Form 10-Q
period 2022-06-30
Black Bird Biotech, Inc.
filed 2022-08-23
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

_______________________________________________________________

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 243,904,667 as of August 19, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	6/30/22 (unaudited)	12/31/21 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,522	$499,766
Other current assets
Inventory	91,564	74,463
Prepaid expenses	-	101,189
Accounts receivable	6,691	2,741
Total current assets	150,777	678,159
OTHER ASSETS
Deposit - asset purchase	-	-
Fixtures and equipment	9,364	11,601
Intangible asset	21,111	84,444
Total other assets	30,475	96,045
TOTAL ASSETS	$181,252	$774,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$50,625	$35,973
Accrued interest payable	13,444	4,446
Due to related party	30,242	5,242
Third-party notes payable, net of debt discount of $115,695 and financing fees of $49,732 at June 30, 2022, and $0 and $166,667 at December 31, 2021, respectively	481,986	58,333
Total current liabilities	576,297	103,994
TOTAL LIABILITIES	$576,297	$103,994

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, -0- and -0- shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	$-	$-
Common stock, $0.001 par value, 750,000,000 shares authorized, 318,677,016 and 301,230,828 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	318,676	301,230
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	3,101,414	2,991,163
Retained earnings (accumulated deficit)	(3,814,135)	(2,621,183)
Total stockholders’ equity	(395,045)	670,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$181,252	$774,204

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statements of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Sales		$30,943		$33,005		$44,745		$35,212
Cost of goods sold		18,655		22,110		26,625		23,631
Gross profit (loss)		12,288		10,895		18,120		11,581
Expense
Consulting services		182,930		78,440		246,030		117,787
Website expense		1,737		6,913		3,457		9,927
Legal and professional services		2,100		5,100		7,200		43,773
Advertising and marketing		100,042		3,712		202,287		5,078
License fee		-		335		16,998		1,669
Rent		1,200		1,860		3,000		6,660
General and administrative		172,048		98,657		457,152		193,559
Total expenses		460,057		195,017		936,124		378,453
Net operating loss		(447,769)		(184,122)		(918,004)		(366,872)
Other expense
Amortization		(31,667)		(31,667)		(63,333)		(42,222)
Interest expense		(42,040)		(48,907)		(209,378)		(63,089)
Depreciation expense		(1,118)		(1,118)		(2,237)		(1,864)
Total other income (expense)		(74,825)		(81,692)		(274,948)		(107,175)
Profit (loss) before taxes		(522,594)		(265,814)		(1,192,952)		(474,047)
Income tax expense		-		-		-		-
Net profit (loss)		(522,594)		$(265,814)		$(1,192,952)		$(474,047)
Net profit (loss) per common share
Basic	$	(-)	$	(-)	$	(-)	$	(-)
Diluted	$	(-)	$	(-)	$	(-)	$	(-)
Weighted average number of common shares outstanding:
Basic		309,698,557		175,735,164		305,475,021		172,040,746
Diluted		328,429,729		192,758,214		327,323,646		188,368,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2022 and 2021 (unaudited)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2021	301,230,828	301,230	(1,000)	2,991,163	(2,621,183)	670,210
Net loss	-	-	-	-	(670,358)	(670,358)
Balance, March 31, 2022	301,230,828	$301,230	$(1,000)	$2,991,163	$(3,291,541)	$(148)
Stock issued for services	2,300,000	2,300	-	32,200	-	34,500
Stock issued for debt cancellation	15,146,188	15,146	-	-	-	15,146
Warrants	-	-	-	78,051	-	78,051
Net loss	-	-	-	-	(522,594)	(522,594)
Balance, June 30, 2022	318,677,016	$318,676	$(1,000)	$3,101,414	$(3,814,135)	$(395,045)

Balance, December 31, 2020	164,925,000	164,925	(1,000)	703,353	(839,669)	27,609
Effect of adoption of ASU 2020-06	-	-	-	(56,343)	29,788	(26,555)
Stock issued for cash	4,875,000	4,875	-	190,125	-	195,000
Stock issued for services	150,000	1,500	-	5,380	-	6,880
Stock issued for commitment fee	2,000,000	2,000	-	63,000	-	65,000
Net loss	-	-	-	-	(208,233)	(208,233)
Balance, March 31, 2021	171,950,000	$171,950	$(1,000)	$906,865	$(1,018,114)	$59,701
Stock issued for cash	3,125,000	3,125	-	96,875	-	100,000
Stock issued for services	450,000	450	-	13,050	-	13,500
Stock issued for services	8,000,000	8,000	-	242,400	-	250,400
Stock issued for services	500,000	500	-	14,500	-	15,000
Net loss	-	-	-	-	(265,814)	(265,814)
Balance, June 30, 2021	184,025,000	$184,025	$(1,000)	$1,273,690	$(1,283,928)	$172,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,192,952)	$(474,047)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	34,500	68,391
Amortization	63,333	42,222
Depreciation	2,237	1,864
Accounts receivable	(3,950)	(4,773)
Amortization of financing fees	5,903	50,803
Debt amortization	189,456	-
Prepaid expense	101,189	-
Accrued interest	8,998	12,287
Inventory	(17,101)	(36,067)
Accrued expenses	14,652	889
Net cash used for operating activities	(793,735)	(338,431)
CASH FLOWS FROM INVESTING ACTIVITIES
Machinery and equipment	-	-
Asset purchase	-	(180,000)
Purchase of furniture and equipment	-	(5,702)
Net cash used for investing activities	-	(185,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid	-	(16,750)
Proceeds from loan payable	567,130	273,750
Proceeds from issuance of common stock	-	295,000
Net advances from related party	25,000	44,505
Repayment of note payable	(245,639)	(58,600)
Net cash provided by financing activities	346,191	537,905
Net increase (decrease) in cash and cash equivalents	(447,544)	13,772
Cash and cash equivalents at beginning of period	499,766	52,974
Cash and cash equivalents at end of period	$52,522	$66,746

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$15,146	$-
Common stock issued for commitment fee	$-	$65,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$5,020	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

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

These unaudited interim consolidated financial statements, as of June 30, 2022, and for the six months ended June 30, 2022 and 2021, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2022. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities Exchange Commission.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had a working capital deficit of $395,045 at June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of June 30, 2022, and December 31, 2021.

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

There are potential dilutive securities as of June 30, 2022 and 2021.

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

5. COMMON STOCK

Common Stock Issued for Debt Conversion

In May 2022, the Tri-Bridge Note #1 was partially repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,146	$0.001	15,146,188
Total Converted: $15,146		Total Shares: 15,146,188

Common Stock Issued for Cash

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company did not issued shares of common stock for cash.

Six Months Ended June 30, 2022

During the six months ended June 30, 2021, the Company sold (a) a total of 4,875,000 shares of its common stock for a total of $195,000, or $0.04 per share, in cash, and (b) a total of 3,125,000 shares of its common stock for a total of $100,000, or $0.032 per share, in cash, under its Regulation A Offering (SEC File No. 024-11215).

Common Stock Issued for Services

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company did not issued shares of common stock for services.

In January 2022, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $7,500 of its common stock for each month of the six-month term of such agreement. During the six months ended June 30, 2022, the Company issued a total of 2,300,000 shares of its common stock pursuant to this agreement, which shares were valued at $34,500. At June 30, 2022, the Company was obligated to issue $22,500 in shares of its common stock pursuant to this agreement, which amount is included in the Company’s accounts payable at June 30, 2022.

Six Months Ended June 30, 2021

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

7. ASSET PURCHASE AGREEMENT

In December 2020, a newly-formed subsidiary of the Company, Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”), which distributes the Company’s Grizzly Creek Naturals CBD and other products, entered into an asset purchase agreement (the “Big Sky APA”), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana 200,000 in cash, in February 2021. The purchased assets consisted of $10,000 of furniture and equipment and $190,000 of an intangible asset, a customer list, which is being amortized over 18 months.

8. INTANGIBLE ASSET

The Company has an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and is being amortized over 18 months.  The Company recorded amortization expense in the amount of $63,333 and $42,222 for the periods ended June 30, 2022 and 2021, respectively.  As of June 30, 2022, the intangible asset net of accumulated amortization is $21,111. Amortization expense for 2022 is estimated to be $84,444.

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

In May 2022, the Tri-Bridge Note #1 was partially repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,146	$0.001	15,146,188
Total Converted: $15,146		Total Shares: 15,146,188

At June 30, 2022, and December 31, 2021, accrued interest on the Tri-Bridge Note was $333 and $4,178, respectively.

At June 30, 2022, the Tri-Bridge Note was past due.

Subsequent to June 30, 2022, the Tri-Bridge Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$9,854	$0.001	9,853,810
Total Converted: $9,854		Total Shares: 9,853,810

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

During the six months ended June 30, 2022, the Company repaid in full the remaining $200,000 balance of the Tiger Trout Note.

Sixth Street Lending LLC. In March 2022, the Company obtained a loan from Sixth Street Lending LLC which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $228,200 face amount promissory note (the “Sixth Street Note #1”), with OID of 24,450 and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. The Company has the right to repay the Sixth Street Note #1 at any time, without penalty. Should the Company become in default on the Sixth Street Note #1, the Sixth Street Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

Talos Victory Fund, LLC. In May 2002, the Company obtained a loan from Talos Victory Fund, LLC which netted the Company $107,780 in proceeds. In consideration of such loan, the Company issued a $135,000 face amount promissory note (the “Talos Note #1”), with OID of $13,500, commissions of $9,720 and legal fees of $4,000. The Talos Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.005 per share, subject to a 4.99% equity blocker. See Note 10.

Mast Hill Fund, L.P. In May 2002, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $250,000 face amount promissory note (the “Mast Hill Note #1”), with OID of $25,000, commissions of $18,000 and legal fees of $7,000. The Mast Hill Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.005 per share, subject to a 4.99% equity blocker. See Note 10.

GS Capital Partners, LLC. In June 2022, we obtained a loan from GS Capital Partners, LLC which netted our company $63,650 in proceeds. In consideration of such loan, we issued a $70,000 face amount promissory note (the “GS Capital Note #1”), with OID of $6,500, a finder’s fee of $4,900 and legal fees of $3,000. The GS Capital Note #1 is due in June 2023 and is convertible into shares of the Company’s common stock at any time at a per share conversion price equal to 70% of the then-market price, subject to a 4.99% equity blocker. See Note 10.

10. WARRANTS

Talos Victory Fund, LLC. In connection with the Talos Note #1, the company issued to Talos Victory Fund 7,593,750 cashless warrants (the “Talos Warrants”) with an exercise price of $0.008 per share, and a term of five years. The Company valued the warrants associated with the debt using the Black-Scholes option pricing model.  The assumptions used by the Company are the quoted price of the Company’s stock in an active market, risk-free rate interest rate, volatility of two similarly traded public companies, expected life and assumes no dividends.  The relative fair value associated with the warrants is $20,101 and has been recorded as a debt discount and will be amortized over the remaining life of the note.

Mast Hill Fund, L.P. In connection with the Mast Hill Note #1, the company issued to Mast Hill Fund 14,062,500 cashless warrants (the “Mast Hill Fund Warrants”) with an exercise price of $0.008 per share, and a term of five years. The Company valued the warrants associated with the debt using the Black-Scholes option pricing model.  The assumptions used by the Company are the quoted price of the Company’s stock in an active market, risk-free rate interest rate, volatility of two similarly traded public companies, expected life and assumes no dividends.  The relative fair value associated with the warrants is $36,526 and has been recorded as a debt discount and will be amortized over the life of the note.

GS Capital Partners, LLC. In connection with the GS Capital Note #1, the company issued to GS Capital 4,000,000 cashless warrants (the “GS Capital Warrants”) with an exercise price of $0.008 per share, and a term of five years. The Company valued the warrants associated with the debt using the Black-Scholes option pricing model.  The assumptions used by the Company are the quoted price of the Company’s stock in an active market, risk-free rate interest rate, volatility of two similarly traded public companies, expected life and assumes no dividends.  The relative fair value associated with the warrants is $10,786 and has been recorded as a debt discount and will be amortized over the life of the note.

J.H. Darbie & Co. As a placement agent fee in connection with the Talos Note #1 and the Mast Hill Fund #1, the Company issued to J.H. Darbie & Co. a total of 3,465,000 cashless warrants (the “Darbie Warrants”) with an exercise price of $0.008 per share, and a term of five years. The Company valued the warrants associated with the debt using the Black-Scholes option pricing model.  The assumptions used by the Company are the quoted price of the Company’s stock in an active market, risk-free rate interest rate, volatility of two similarly traded public companies, expected life and assumes no dividends.  The relative fair value associated with the warrants is $10,786 and has been recorded as a debt discount and will be amortized over the life of the note.

11.  STOCKHOLDER RECEIVABLE

At June 30, 2022 and 2021, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

12.  AMENDMENTS OF ARTICLES OF INCORPORATION

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

13.  RELATED PARTY TRANSACTIONS

Advances from Related Parties

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company obtained $25,000 in advances from Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by two of our officers and directors, Fabian G. Deneault and Eric Newlan. The funds were used to make payment on the Sixth Street Note and for working capital. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At June 30, 2022, we owed Touchstone $25,000.

At June 30, 2022, the Company owed Astonia LLC $5,242 in principal and $333 in accrued interest.

Six Months Ended June 30, 2021

During the six months ended June 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At June 30, 2021, $50,000 of such loan had been repaid and we owed Mr. Newlan $43,697.70, which balance was repaid in full in July 2021.

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

14. LOANS PAYABLE – RELATED PARTIES

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company obtained $25,000 in advances from Touchstone Enviro Solutions, Inc. (Touchstone), a company owned by two of our officers and directors, Fabian G. Deneault and Eric Newlan. The funds were used to make payment on the Sixth Street Note and for working capital. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At June 30, 2022, we owed Touchstone $25,000.

At June 30, 2022, the Company owed Astonia LLC $5,242 in principal and $333 in accrued interest.

Six Months Ended June 30, 2021

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

As of June 30, 2021, the Company owed Astonia LLC $4,470 in principal and $226 in accrued and unpaid interest.

15.  SUBSEQUENT EVENTS

Common Stock Issued for Note Conversion

In July 2022, the Tri-Bridge Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$9,854	$0.001	9,853,810
Total Converted: $9,854		Total Shares: 9,853,810

Common Stock Issued for Warrant Exercise

In August 2022, the Company issued 5,062,500 shares of common stock upon the exercise of a portion of the Talos Warrants. The exercise of the Talos Warrants was on a cashless basis.

In August 2022, the Company issued 9,375,000 shares of common stock upon the exercise of a portion of the Mast Hill Fund Warrants. The exercise of the Mast Hill Fund Warrants was on a cashless basis.

Securities Exchange Agreements

In August 2022, the Company” entered into six separate securities exchange agreements (collectively, the “Exchange Agreements”). Specifically, the Company entered into Exchange Agreements with (a) Fabian G. Deneault (the “Deneault Agreement”), President and a Director of the Company, (b) Newlan & Newlan, Ltd. (the “Newlan Agreement”), a law firm owned by Eric Newlan, Vice President, Secretary and a Director of the Company, and L. A Newlan, Jr., a Director of the Company, (c) William E. Sluss (the “Sluss Agreement”), Chief Financial Officer and a Director of the Company, (d) EFT Holdings, Inc. (the “EFT Holdings Agreement”), a company controlled by Jack Jie Qin, a Director of the Company, (e) EF2T, Inc. (the “EF2T Agreement”), a company owned by Mr. Qin, and (f) Astoria LLC (the “Astoria Agreement”), a company controlled by Mr. Qin.

Pursuant to the Exchange Agreements, the Company is to issue a total of 42,000 shares of its Series A Preferred Stock, in exchange for a total of 123,972,996 shares of its Common Stock, as follows:

Exchange Agreement	Number of Shares of Common Stock Exchanged	Number of Shares of Series A Preferred Stock Issued
Deneault Agreement	49,746,253 shares	14,250 shares
Newlan Agreement	49,317,406 shares	14,250 shares
Sluss Agreement	1,615,002 shares	1,000 shares
EFT Holdings Agreement	18,221,906 shares	9,778 shares
EF2T Agreement	2,240,768 shares	1,202 shares
Astonia Agreement	2,831,661 shares	1,520 shares

As of the date of this Quarterly Report, the Deneault Agreement and the Newlan Agreement had been completed.

Cancellation of Common Stock

The Board of Directors of the Company determined that all 123,972,996 shares of common stock that are the subject of the Exchange Agreements will, upon the consummation of the Exchange Agreements, be cancelled and returned to the status of authorized and unissued.

As of the date of this Quarterly Report, a total of 99,063,659 shares of common stock had been cancelled and returned to the status of authorized and unissued.

Certificate of Designation

In August 2022, the Company filed with the State of Nevada a Certificate of Designation (the “Certificate of Designation”), which established a Series A Preferred Stock with the following rights, preferences, powers, restrictions and limitations:

Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series A Preferred Stock (the “Series A Preferred Stock”) and the number of shares so designated shall be Forty-Two Thousand (42,000). Each share of the Series A Preferred Stock shall have a par value of $0.001.

Fractional Shares. The Series A Preferred Stock may be issued in fractional shares.

Voting Rights. The holders of the Series A Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a number of votes equal to two (2) times the sum of:

(a)	The total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus

(b)	The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

Dividends. The Series A Preferred Stock shall be treated pari passu with the Company’s common stock, except that the dividend on each share of Series A Preferred Stock shall be equal to the amount of the dividend declared and paid on each share of the Company’s common stock multiplied by the Conversion Rate, as that term is defined herein.

Liquidation. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, payments to the holders of Series A Preferred Stock shall be treated pari passu with the Company’s common stock, except that the payment on each share of Series A Preferred Stock shall be equal to the amount of the payment on each share of the Company’s common stock multiplied by the Conversion Rate, as that term is defined herein.

Conversion and Adjustments.

Conversion Rate. The Series A Preferred Stock shall be convertible into shares of the Company’s common stock, as follows:

Each 1,000 shares of Series A Preferred Stock shall be convertible at any time into a number of shares of the Company’s common stock that equals one percent (1.00%) of the number of issued and outstanding shares of the Company’s common stock outstanding on the date of conversion (the “Conversion Rate”).

No Partial Conversion. A holder of shares of Series A Preferred Stock shall be required to convert all of such holder’s shares of Series A Preferred Stock, should any such holder exercise his, her or its rights of conversion.

Adjustment for Merger and Reorganization, etc. If there shall occur any reorganization, recapitalization, reclassification, consolidation or merger (a “Reorganization Event”) involving the Company in which the Company’s common stock (but not the Series A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Series A Preferred Stock shall be deemed to have been converted into shares of the Company’s common stock at the Conversion Rate.

Protection Provisions. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series A Preferred Stock, alter or change the rights, preferences or privileges of the Series A Preferred Stock so as to affect adversely the holders of Series A Preferred Stock.

Waiver. Any of the rights, powers or preferences of the holders of the Series A Preferred Stock may be waived by the affirmative consent or vote of the holders of at least a majority of the shares of Series A Preferred Stock then outstanding.

No Other Rights or Privileges. Except as specifically set forth herein, the holder(s) of the shares of Series A Preferred Stock shall have no other rights, privileges or preferences with respect to the Series A Preferred Stock.

Advances From Related Party

Subsequent to June 30, 2022, the Company has obtained a total of $25,000 in advances from Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by two of our officers and directors, Fabian G. Deneault and Eric Newlan. The funds were used to make payment on the Sixth Street Note and for working capital. Such funds were obtained as a loan on open account, accrue no interest and are due on demand.

Other

Management has evaluated subsequent events through August 22, 2022.

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

Distribution Agreement. In August 2022, we entered into a distribution agreement with a Chicago-based distributor of spa-quality personal products for our Grizzly Creek NaturalsTM CBD product line.

CBD Marketing Program. In August 2022, we announced the establishment of an Affiliate Sales Program for our Grizzly Creek NaturalsTM CBD product line. This program is scheduled to launch in early September 2022.

Results of Operations

Six Months Ended June 30, 2022 (“Interim 2022”) and 2021 (“Interim 2021”). Our purchase of certain distribution-related assets pursuant to the Big Sky APA was made with an expectation that an immediately accessible larger number of retail locations would allow us to increase more quickly sales of our CBD products. Big Sky American, since beginning its consumer product distribution operations in Northwest Montana in April 2021, has had a positive impact on our operating results, when compared to our prior operating results. However, our anticipated increase in sales of our CBD products has not yet occurred. Rather, sales of non-CBD consumer products, in large measure, accounted for the overall increase in our product sales for Interim 2022. During Interim 2022, sales of MiteXstream improved from Interim 2022, but were not significant.

During Interim 2022, our business operations generated $44,745 (unaudited) in revenues from product sales with a cost of goods sold of $26,625 (unaudited), resulting in a gross profit of $18,120 (unaudited). During Interim 2021, our business operations generated $35,212 (unaudited) in revenues from product sales with a cost of goods sold of $23,631 (unaudited), resulting in a gross profit of $11,581 (unaudited).

During Interim 2022, we incurred operating expenses of $936,124 (unaudited), which were comprised of $246,030 (unaudited) in consulting services, $3,457 (unaudited) in website expenses, $7,200 (unaudited) in legal and professional services, $3,000 (unaudited) in rent, $202,287 (unaudited) in advertising and marketing expense, $16,998 (unaudited) in license fee and $457,152 (unaudited) in general and administrative expense, resulting in a net operating loss of $918,004 (unaudited). In addition, we incurred amortization expense of $63,333 (unaudited), interest expense of $209,378 (unaudited) and depreciation expense of $2,237 (unaudited), resulting in a net loss for Interim 2022 of $(1,192,952) (unaudited).

During Interim 2021, we incurred operating expenses of $378,453 (unaudited), which were comprised of $117,787 (unaudited) in consulting services ($68,391 (unaudited) of which was paid by the issuance of common stock), $9,927 (unaudited) in website expenses, $43,773 (unaudited) in legal and professional services, $1,669 (unaudited) for product license, $6,600 (unaudited) in rent, $5,078 (unaudited) in advertising and marketing expense and $193,559 (unaudited) in general and administrative expense, resulting in a net operating loss of $(366,872) (unaudited). In addition, we incurred amortization expense of $42,222 (unaudited), interest expense of $63,089 (unaudited) and depreciation expense of $1,864 (unaudited), resulting in a net loss for Interim 2021 of $(474,047) (unaudited).

We expect that our revenues will increase from quarter to quarter beginning with the third quarter of 2022, as sales of MiteXstream and Grizzly Creek Naturals products are expected to increase from our recently-initiated marketing efforts. There is no assurance that such will be the case, and we expect to incur operating losses through at least December 31, 2022. Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream, we cannot predict the levels of our future revenues.

Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream and Grizzly Creek Naturals, we cannot predict the levels of our future revenues. However, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

Plans for the Remainder of 2022

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

In August 2022, we entered into a distribution agreement with a Chicago-based distributor of spa-quality personal products for our Grizzly Creek NaturalsTM CBD product line.

In August 2022, we announced the establishment of an Affiliate Sales Program for our Grizzly Creek NaturalsTM CBD product line. This program is scheduled to launch in early September 2022.

Financial Condition, Liquidity and Capital Resources

June 30, 2022. At June 30, 2022, our company had $52,522 (unaudited) in cash and a working capital deficit of $395,045 (unaudited), compared to $499,766 in cash and working capital of $574,165 at December 31, 2021. The change in our working capital position from December 31, 2021, to March 31, 2022, is attributable primarily our repayment of $200,000 in debt, the payment of increased marketing expenses and the payment of operating expenses.

Our company’s current cash position of approximately $50,000 is not adequate for our company to maintain its present level of operations through the remainder of 2022. We must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Capital Sources. We have derived capital from sales of our common stock and from loans. Our capital sources are described below.

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

In May 2022, the Tri-Bridge Note #1 was partially repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,146	$0.001	15,146,188
Total Converted: $15,146		Total Shares: 15,146,188

At June 30, 2022, and December 31, 2021, accrued interest on the Tri-Bridge Note was $333 and $4,178, respectively.

At June 30, 2022, the Tri-Bridge Note was past due.

Subsequent to June 30, 2022, the Tri-Bridge Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$9,854	$0.001	9,853,810
Total Converted: $9,854		Total Shares: 9,853,810

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

During the six months ended June 30, 2022, the Company repaid in full the remaining $200,000 balance of the Tiger Trout Note.

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

Talos Victory Fund, LLC. In May 2022, we obtained a loan from Talos Victory Fund, LLC which netted our company $107,780 in proceeds. In consideration of such loan, we issued a $135,000 face amount promissory note (the “Talos Note #1”), with OID of $13,500, commissions of $9,720 and legal fees of $4,000. The Talos Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $.005 per share, subject to a 4.99% equity blocker. In connection with the Talos Note #1, we issued to Talos Victory Fund 7,593,750 cashless warrants with an exercise price of $.008 per share.

Mast Hill Fund, L.P. In May 2022, we obtained a loan from Mast Hill Fund, L.P. which netted our company $200,000 in proceeds. In consideration of such loan, we issued a $250,000 face amount promissory note (the “Mast Hill Note #1”), with OID of $25,000, commissions of $18,000 and legal fees of $7,000. The Mast Hill Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $.005 per share, subject to a 4.99% equity blocker. In connection with the Mast Hill Note #1, we issued to Mast Hill Fund 14,062,500 cashless warrants with an exercise price of $.008 per share.

GS Capital Partners, LLC. In June 2022, we obtained a loan from GS Capital Partners, LLC which netted our company $63,650 in proceeds. In consideration of such loan, we issued a $70,000 face amount promissory note (the “GS Capital Note #1”), with OID of $6,500, a finder’s fee of $4,900 and legal fees of $3,000. The GS Capital Note #1 is due in June 2023 and is convertible into shares of the Company’s common stock at any time at a per share conversion price equal to 70% of the then-market price, subject to a 4.99% equity blocker. In connection with the GS Capital Note #1, we issued to GS Capital 4,000,000 cashless warrants with an exercise price of $.008 per share.

Inflation

Current economic conditions include significant inflationary pressures. No prediction can be made in this regard and, further, no prediction can be made with respect to how this inflation will affect our future results of operations.

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

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

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

Our sole operating lease relates to our corporate office, the term of which is month-to-month. Monthly rent for this space is $600.

Capital Expenditures

We made no capital expenditures during the six months ended June 30, 2022. We made capital expenditures of $185,702 during the year ended December 31, 2021, which included the purchase of distribution assets used by Big Sky American and the purchase of other distribution-related assets. Without obtaining additional capital, we will not be able to make any capital expenditures.

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

As of the quarter ended June 30, 2022, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we issue securities that have not been reported previously, as follows:

On May 24, 2022, we issued 15,146,188 shares of common stock to Tri-Bridge Ventures, LLC for a conversion of $15,146 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Subsequent to June 30, 2022, we have issue securities that have not been reported previously, as follows:

On July 22, 2022, we issued 9,853,810 shares of common stock to Tri-Bridge Ventures, LLC for a conversion of $9,854 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On August 12, 2022, we issued 28,500 shares of Series A Preferred Stock to Fabian G. Deneault (14,250 shares) and Newlan & Newlan, Ltd. (14,250 shares) in exchange for 49,746,253 shares and 49,317,406 shares of our common stock, respectively. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1*	Securities Purchase Agreement between Registrant and GS Capital, LLC
10.2*	Convertible Promissory Note, principal amount $70,000, in favor of GC Capital LLC
10.3*	Warrant issued to GC Capital LLC
31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022
32.1*

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022

101.*	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________

* Filed herewith.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK BIRD BIOTECH, INC.

By:	/s/ Fabian G. Deneault	Dated: August 22, 2022
Fabian G. Deneault
President (Principal Executive Officer)

