Form 10-Q
period 2022-09-30
Black Bird Biotech, Inc.
filed 2022-11-14
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2022

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File No. 000-52828

Black Bird Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 250,904,667 as of November 14, 2022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	9/30/22 (unaudited)	12/31/21 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,176	$499,766
Other current assets
Inventory	90,180	74,463
Prepaid expenses	---	101,189
Accounts receivable	3,913	2,741
Total current assets	160,269	678,159
OTHER ASSETS
Deposit - asset purchase	---	---
Fixtures and equipment	8,245	11,601
Intangible asset	--	84,444
Total other assets	8,245	96,045
TOTAL ASSETS	$168,514	$774,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$63,677		$35,973
Accrued interest payable	21,671		4,446
Due to related party	85,743		5,242
Third-party notes payable, net of loan fees of $47,873 and debt discount of $79,087 at September 30, 2022, and $0 and $166,667 at December 31, 2021, respectively	655,083		58,333
Total current liabilities	826,174		103,994
TOTAL LIABILITIES	826,174		103,994

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 28,500 and -0- shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	$28	$	---
Common stock, $0.001 par value, 750,000,000 shares authorized, 250,904,667 and 301,230,828 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	250,904		301,230
Stockholder receivable	(1,000)		(1,000)
Additional paid-in capital	3,131,336		2,991,163
Retained earnings (accumulated deficit)	(4,038,928)		(2,621,183)
Total stockholders’ equity	(657,660)		670,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,514		$774,204

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statements of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Sales		$25,739		$46,694		$70,484		$81,906
Cost of goods sold		12,359		39,608		38,984		63,239
Gross profit (loss)		13,380		7,086		31,500		18,667
Expense
Consulting services		40,600		123,639		286,630		241,426
Website expense		901		1,427		4,358		11,355
Legal and professional services		5,397		5,099		12,597		48,872
Advertising and marketing		19,513		117		221,800		5,195
License fee		---		22,339		16,998		24,008
Rent		600		1,860		3,600		8,520
General and administrative		102,398		205,697		559,550		399,256
Total expenses		169,409		360,178		1,105,533		738,632
Net operating loss		(156,029)		(353,092)		(1,074,033)		(719,965)
Other expense
Amortization		(21,111)		(31,667)		(84,444)		(73,889)
Interest expense		(46,535)		(65,701)		(255,913)		(128,790)
Depreciation expense		(1,118)		(1,217)		(3,355)		(3,080)
Total other income (expense)		(68,764)		(98,585)		(343,712)		(205,759)
Profit (loss) before taxes		(224,793)		(451,677)		(1,417,745)		(925,724)
Income tax expense		-		-		-		-
Net profit (loss)		(224,793)		$(451,677)		$(1,417,745)		$(925,724)
Net profit (loss) per common share
Basic	$	(-)	$	(-)	$	(-)	$	(-)
Diluted	$	(-)	$	(-)	$	(-)	$	(-)
Weighted average number of common shares outstanding:
Basic		292,999,382		196,004,788		301,232,745		172,040,746
Diluted		335,129,995		214,223,263		372,484,608		194,444,103

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Stockholder Receivable	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2021	-	-	301,230,828	$301,230	$(1,000)	$2,991,163	$(2,621,183)	$670,210
Net loss	-	-	-	-	-	-	(670,358)	(670,358)
Balance, March 31, 2022	-	-	301,230,828	301,230	(1,000)	2,991,163	(3,291,541)	(148)
Stock issued for services	-	-	2,300,000	2,300	-	32,200	-	34,500
Stock issued for debt cancellation	-	-	15,146,188	15,146	-	-	-	15,146
Warrants issued in conjunction with debt	-	-	-	-	-	78,051	-	78,051
Net loss	-	-	-	-	-	-	(522,594)	(522,594)
Balance, June 30, 2022	-	-	318,677,016	318,676	(1,000)	3,101,414	(3,814,135)	(395,045)
Common stock cancelled in exchange for preferred stock	28,500	28	(99,063,659)	(99,064)	-	99,036	-	-
Stock issued for debt cancellation	-	-	16,853,810	16,855	-	-	-	16,855
Stock issued for warrant exercise	-	-	5,062,500	5,062	-	(5,062)	-	-
Stock issued for warrant exercise			9,375,000	9,375	-	(9,375)	-	-
Reclassification of warrants issued in conjunction with debt in June 2022	-	-	-	-	-	(70,117)	-	(70,117)
Warrants issued in conjunction with debt	-	-	-	-	-	15,440	-	15,440
Net loss	-	-	-	-	-	-	(224,793)	(224,793)
Balance, September 30, 2022	28,500	$28	250,904,667	$250,904	$(1,000)	$3,131,336	$(4,038,928)	$(657,600)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

(continued)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Stockholder Receivable	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2020	-	$-	164,925,000	$164,925	$(10,000)	$703,353	$(839,669)	$27,609
Effect of adoption of ASU 2020-06	-	-	-	-	-	(56,343)	29,788	(26,555)
Stock issued for cash	-	-	4,875,000	4,875	-	190,125	-	195,000
Stock issued for services	-	-	150,000	1,500	-	5,380	-	6,880
Stock issued for commitment fee	-	-	2,000,000	2,000	-	63,000	-	65,000
Net loss	-	-	-	-	-	-	(208,233)	(208,233)
Balance, March 31, 2021	-	-	171,950,000	171,950	(1,000)	906,865	(1,018,114)	59,701
Stock issued for cash	-	-	3,125,000	3,125	-	96,875	-	100,000
Stock issued for services	-	-	450,000	450	-	13,050	-	13,500
Stock issued for services	-	-	8,000,000	8,000	-	242,400	-	250,400
Stock issued for services	-	-	500,000	500	-	14,500	-	15,000
Net loss	-	-	-	-	-	-	(265,814)	(265,814)
Balance, June 30, 2021	-	-	184,025,000	184,025	(1,000)	1,273,690	(1,283,928)	172,787
Stock issued for cash (Reg A #1)	-	-	1,562,500	1,562	-	48,438	-	50,000
Stock issued for cash (Reg A #2)	-	-	51,700,000	51,700	-	723,800	-	775,500
Stock issued for debt conversion	-	-	8,607,995	8,608	-	93,002	-	101,610
Stock issued for services	-	-	1,002,000	1,002	-	38,076	-	39,078
Net loss	-	-	-	-	-	-	(451,677)	(451,677)
Balance, September 30, 2021	-	$-	246,897,495	$246,897	$(1,000)	$2,177,006	$(1,735,605)	$687,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,417,745)	$(925,724)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	34,500	119,650
Non-cash interest expense for stock conversion of debt	7,000	2,610
Amortization	84,444	73,889
Depreciation	3,356	3,080
Accounts receivable	(1,172)	(9,445)
Amortization of debt discount	212,834	40,954
Amortization of financing fees	18,047	65,639
Prepaid expense	101,189	35,380
Accrued interest	17,225	9,280
Inventory	(15,717)	(38,449)
Accrued expenses	37,708	(4,604)

Net cash used for operating activities	(918,331)	(627,740)
CASH FLOWS FROM INVESTING ACTIVITIES
Machinery and equipment	-	-
Asset purchase	-	(180,000)
Purchase of furniture and equipment	-	(5,702)
Net cash used for investing activities	-	(185,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid	-	(16,750)
Proceeds from loan payable	735,340	727,500
Proceeds from issuance of common stock	-	1,120,500
Net advances from related party	70,501	807
Repayment of note payable	(321,100)	(251,474)
Net cash provided by financing activities	484,741	1,580,583
Net increase (decrease) in cash and cash equivalents	(433,590)	767,140
Cash and cash equivalents at beginning of period	499,766	52,974
Cash and cash equivalents at end of period	$66,176	$820,114

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$25,000	$-
Common stock issued for commitment fee	$-	$65,000
Inventory contributed for capital	$-	$773

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

These unaudited interim consolidated financial statements, as of September 30, 2022, and for the nine months ended September 30, 2022 and 2021, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2022. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities Exchange Commission.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had a working capital deficit of $(665,905) at September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of September 30, 2022, and December 31, 2021.

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

There are potential dilutive securities as of September 30, 2022 and 2021.

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

At September 30, 2022, and December 31, 2021, accrued interest on the Tri-Bridge Note was $-0- and $4,178, respectively.

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

Power Up Lending Group Ltd. In August 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $78,750 in proceeds. In consideration of such loan, the Company issued a $78,750 face amount convertible promissory note (“Power Up Note #4”) bearing interest at 12% per annum, with principal and interest due in August 2022. The Company had the right to repay the Power Up Note #4 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #4 was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #4 and the date of conversion, any time after October 22, 2021.

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

During the nine months ended September 30, 2022, the Company repaid in full the remaining $200,000 balance of the Tiger Trout Note.

1800 Diagonal Lending LLC. In March 2022, the Company obtained a loan from Sixth Street Lending LLC, who later assigned the loan to an affiliated company, 1800 Diagonal Lending LLC, which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $228,200 face amount promissory note (the “1800 Diagonal Note #1”), with OID of $24,450 and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. The Company has the right to repay the 1800 Diagonal Note #1 at any time, without penalty. Should the Company become in default on the 1800 Diagonal Note #1, the 1800 Diagonal Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

As of September 30, 2022, the Company was current in its repayment obligations under the 1800 Diagonal Note #1 and the 1800 Diagonal Note #1 had a remaining balance of $126,651 at September 30, 2022.

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

In August 2022, $7,000 in accrued interest on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$7,000	$0.001	7,000,000
Total Converted: $7,000		Total Shares: 7,000,000

At September 30, 2022, the Talos Note #1 had a remaining balance of $135,000

Mast Hill Fund, L.P. In May 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $250,000 face amount promissory note (the “Mast Hill Note #1”), with OID of $25,000, commissions of $18,000 and legal fees of $7,000. The Mast Hill Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.005 per share, subject to a 4.99% equity blocker.

At September 30, 2022, the Mast Hill Note #1 had a remaining balance of $250,000.

GS Capital Partners, LLC. In June 2022, we obtained a loan from GS Capital Partners, LLC which netted our company $63,650 in proceeds. In consideration of such loan, we issued a $70,000 face amount promissory note (the “GS Capital Note #1”), with OID of $6,500, a finder’s fee of $4,900 and legal fees of $3,000, with principal and interest payable in 10 equal monthly payments of $7,840 beginning in September 2022. The Company has the right to repay the GS Capital Note #1 at any time, without penalty. Should the Company become in default on the GS Capital Note #1, the GS Capital Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 70% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

As of September 30, 2022, the Company was current in its repayment obligations under the GS Capital Note #1 and the GS Capital Note #1 had a remaining balance of $70,560 at September 30, 2022.

Boot Capital, LLC. In August 2022, the Company obtained a loan from Boot Capital, LLC which netted the Company $56,000 in proceeds. In consideration of such loan, the Company issued a $61,600 face amount promissory note (the “Boot Capital Note #1”), with OID of $5,600, commissions of $3,360 and legal fees of $2,500. The Boot Capital Note #1 is due in August 2023 and is convertible into shares of the Company’s common stock at any time after 180 days of issuance at a conversion price at a 40% discount to the then-market price of the Company’s common stock, subject to a 4.99% equity blocker.

At September 30, 2022, the Boot Capital Note #1 had a remaining balance of $61,600.

Mast Hill Fund, L.P. In September 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $130,500 in proceeds. In consideration of such loan, the Company issued a $145,000 face amount senior secured promissory note (the “Mast Hill Note #2”), with OID of $14,500, commissions of $10,440 and legal fees of $3,000. The Mast Hill Note #2 is due in September 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0025 per share, subject to a 4.99% equity blocker.

At September 30, 2022, the Mast Hill Note #2 had a remaining balance of $145,000.

6. COMMON STOCK

Common Stock Issued for Debt Conversions

Nine Months Ended September 30, 2022

In May 2022, the Tri-Bridge Note #1 was partially repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,146	$0.001	15,146,188
Total Converted: $15,146		Total Shares: 15,146,188

        In July 2022, the Tri-Bridge Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$9,854	$0.001	9,853,810
Total Converted: $9,854		Total Shares: 9,853,810

        In August 2022, $7,000 in accrued interest on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$7,000	$0.001	7,000,000
Total Converted: $7,000		Total Shares: 7,000,000

Common Stock Issued for Cash

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company did not issued shares of common stock for cash.

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2021, the Company sold a total of 6,437,500 shares of its common stock for a total of $245,000, or an average of $0.038 per share, under its first Regulation A Offering (SEC File No. 024-11215). Also, during the nine months ended September 30, 2021, the Company sold a total of 51,700,000 shares of its common stock for a total of $775,500, or $0.015 per share, under its second Regulation A Offering (SEC File No. 024-11621).

Common Stock Issued for Services

Nine Months Ended September 30, 2022

In January 2022, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $7,500 of its common stock for each month of the six-month term of such agreement. During the nine months ended September 30, 2022, the Company issued a total of 2,300,000 shares of its common stock pursuant to this agreement, which shares were valued at $34,500. At September 30, 2022, the Company was obligated to issue $22,500 in shares of its common stock pursuant to this agreement, which amount is included in the Company’s accounts payable at September 30, 2022.

In April 2022, the Company entered into an executive services agreement with its Executive Vice President, William J. LoBell, pursuant to which it is obligated to issue 1,000,000 shares of its common stock upon execution of such agreement, then 500,000 shares of its common stock on each of July 1, 2022, October 1, 2022, January 1, 2023, and April 1, 2023. At September 30, 2022, the Company was obligated to issue a total of 1,500,000 shares of its common stock pursuant to this agreement, the total value of which, $25,000, is included in the Company’s accounts payable at September 30, 2022.

Nine Months Ended September 30, 2021

In September 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $3,000 of its common stock for each month of the three-month term of such agreement, in arrears.

In July 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue 167,000 shares of its common stock for each month of the six-month term of such agreement, a total of 1,002,000 shares, which shares were valued at $0.039 per share, or $39,078, in the aggregate.

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

In August 2022, the Company issued 9,375,000 shares of common stock upon the exercise of a portion of the Mast Hill Fund Note #1 Warrants. The exercise of the Mast Hill Fund Note #1 Warrants was on a cashless basis.

Cancellation of Common Stock

In August 2022, pursuant to two Exchange Agreements, a total of 99,063,659 shares of common stock were cancelled and returned to the status of authorized and unissued in exchange for a total of 28,500 shares of Series A Preferred Stock. (See Note 7 Preferred Stock and Note 9. Securities Exchange Agreements).

7. PREFERRED STOCK

In August 2022, pursuant to two Exchange Agreements a total of 28,500 shares of Series A Preferred Stock were issued in exchange for a total of 99,063,659 shares of common stock, which shares of common stock were cancelled and returned to the status of authorized and unissued. (See Note 9. Securities Exchange Agreements and Note 12 Amendments to Articles of Incorporation).

8. WARRANTS

Talos Victory Fund, LLC. In connection with the Talos Note #1, we issued to Talos Victory Fund 7,593,750 cashless warrants (the “Talos Note #1 Warrants”) with an exercise price of $0.008 per share. In August 2022, the Company issued 5,062,500 shares of common stock upon the exercise of a portion of the Talos Note #1 Warrants. The exercise of the Talos Note #1 Warrants was on a cashless basis.

Mast Hill Fund, L.P. In connection with the Mast Hill Note #1, we issued to Mast Hill Fund 14,062,500 cashless warrants (the “Mast Hill Fund Note #1 Warrants”) with an exercise price of $0.008 per share. In August 2022, the Company issued 9,375,000 shares of common stock upon the exercise of a portion of the Mast Hill Fund Note #1 Warrants. The exercise of the Mast Hill Fund Note #1 Warrants was on a cashless basis.

Additionally, in connection with the Mast Hill Note #2, the company issued to Mast Hill Fund 40,000,000 cashless warrants (the “Mast Hill Fund Note #2 Warrants”) with an exercise price of $0.0055 per share. The relative fair value associated with the warrants is $13,368 and has been recorded as a debt discount and will be amortized over the life of the note.

GS Capital Partners, LLC. In connection with the GS Capital Note #1, we issued to GS Capital 4,000,000 cashless warrants (the “GS Capital Warrants”) with an exercise price of $0.008 per share. The relative fair value associated with the warrants is $4,449 and has been recorded as a debt discount and will be amortized over the life of the note.

J.H. Darbie & Co. As a placement agent fee in connection with the Talos Note #1, in May 2022, the Company issued to J.H. Darbie & Co. (“Darbie”) 1,215,000 cashless warrants (the “Darbie Placement #1 Warrants”) with an exercise price of $0.008 per share.

As a placement agent fee in connection with the Mast Hill Note #1, in May 2022, the Company issued to Darbie 2,250,000 cashless warrants (the “Darbie Placement #2 Warrants”) with an exercise price of $0.008 per share. The relative fair value associated with the warrants is $3,485 and has been recorded as a debt discount and will be amortized over the life of the note.

As a placement agent fee in connection with the Mast Hill Note #2, in September 2022, the Company issued to Darbie 2,130,613 cashless warrants (the “Darbie Placement #3 Warrants”) with an exercise price of $0.0049 per share. The relative fair value associated with the warrants is $2,072 and has been recorded as a debt discount and will be amortized over the life of the note.

9. SECURITIES EXCHANGE AGREEMENTS

In August 2022, the Company entered into six separate securities exchange agreements (collectively, the “Exchange Agreements”) with its officers and directors: (a) Fabian G. Deneault (the “Deneault Agreement”), President and a Director of the Company, (b) Newlan & Newlan, Ltd. (the “Newlan Agreement”), a law firm owned by Eric Newlan, Vice President, Secretary and a Director of the Company, and L. A Newlan, Jr., a Director of the Company, (c) William E. Sluss (the “Sluss Agreement”), Chief Financial Officer and a Director of the Company, (d) EFT Holdings, Inc. (the “EFT Holdings Agreement”), a company controlled by Jack Jie Qin, a Director of the Company, (e) EF2T, Inc. (the “EF2T Agreement”), a company owned by Mr. Qin, and (f) Astoria LLC (the “Astoria Agreement”), a company controlled by Mr. Qin.

Pursuant to the Exchange Agreements, the Company is to issue a total of 42,000 shares of its Series A Preferred Stock, in exchange for a total of 123,972,996 shares of its common stock, as follows:

Exchange Agreement	Number of Shares of Common Stock to be Exchanged	Number of Shares of Series A Preferred Stock to be Issued
Deneault Agreement	49,746,253 shares	14,250 shares
Newlan Agreement	49,317,406 shares	14,250 shares
Sluss Agreement	1,615,002 shares	1,000 shares
EFT Holdings Agreement	18,221,906 shares	9,778 shares
EF2T Agreement	2,240,768 shares	1,202 shares
Astonia Agreement	2,831,661 shares	1,520 shares
	123,972,996 shares	42,000 shares

As of September 30, 2022, the Deneault Agreement and the Newlan Agreement had been completed, such that a total of 28,500 shares of Series A Preferred Stock had been issued in exchange for a total of 99,063,659 shares of common stock, which shares of common stock were cancelled and returned to the status of authorized and unissued.

10. RELATED PARTY TRANSACTIONS

Common Stock Issued for Services

In April 2022, the Company entered into an executive services agreement with its Executive Vice President, William J. LoBell, pursuant to which it is obligated to issue 1,000,000 shares of its common stock upon execution of such agreement, then 500,000 shares of its common stock on each of July 1, 2022, October 1, 2022, January 1, 2023, and April 1, 2023. At September 30, 2022, the Company was obligated to issue a total of 1,500,000 shares of its common stock pursuant to this agreement, the total value of which, $34,500, is included in the Company’s accounts payable at September 30, 2022.

Advances from Related Parties

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company obtained $70,500 in advances from Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of the Company’s officers and directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan. The funds were used to make payment on the 1800 Diagonal Note #1 and for working capital. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At September 30, 2022, the Company owed Touchstone $70,500.

During the nine months ended September 30, 2022, the Company obtained an advance from its President, Fabian G. Deneault, in the amount of $10,000. The funds were used for marketing expenses. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At September 30, 2022, the Company owed Mr. Deneault $10,000.

At September 30, 2022, the Company owed Atonia LLC $4,470 in principal and EF2T, Inc. $773.

Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At September 30, 2021, such loan had been repaid in full.

At September 30, 2021, the Company owed Atonia LLC $4,470 in principal and EF2T, Inc. $773.

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

11. LOANS PAYABLE – RELATED PARTIES

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company obtained no loans from related parties.

Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

In June 2021, Mr. Newlan advanced the sum of $93,732.70 to the Company. The funds were used to repay the EMA Financial Note (the total repayment amount was $93,697.70: $61,119.80 in principal; $3,499.30 in interest; and $29,078.60 as a prepayment premium). Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At September 30, 2021, such loan had been in full.

At September 30, 2021, the Company owed Atonia LLC $4,470 in principal and EF2T, Inc. $773.

12. AMENDMENTS OF ARTICLES OF INCORPORATION

Certificates of Amendment

In January 2020, the Company amended its Articles of Incorporation to change its corporate name to “Black Bird Potentials Inc.” and submitted such filing to FINRA for approval thereof. FINRA did not approve such filing, due to an extended passage of time from the Company’s initial filing and its being late in filing certain periodic reports.

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

Certificate of Designation – Series A Preferred Stock

In August 2022, the Company filed with the State of Nevada a Certificate of Designation (the “Certificate of Designation”), which established a Series A Preferred Stock with the following rights, preferences, powers, restrictions and limitations:

Designation, Amount and Par Value. The series of Preferred Stock shall be designated as Series A Preferred Stock and the number of shares so designated shall be Forty-Two Thousand (42,000). Each share of the Series A Preferred Stock shall have a par value of $0.001.

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

Adjustment for Merger and Reorganization, etc. If there shall occur any reorganization, recapitalization, reclassification, consolidation or merger involving the Company in which the Company’s common stock (but not the Series A Preferred Stock) is converted into or exchanged for securities, cash or other property, then each share of Series A Preferred Stock shall be deemed to have been converted into shares of the Company’s common stock at the Conversion Rate.

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

13. NEW MITEXSTREAM AGREEMENT

In February 2021, Black Bird entered into a Manufacturing, Sales and Distribution License Agreement (the New MiteXstream Agreement) with a related party, Touchstone Enviro Solutions, Inc., which replaced a prior similar agreement (the Original MiteXstream Agreement) and served to expand Black Bird’s rights with respect to MiteXstream, an EPA-registered biopesticide. The New MiteXstream Agreement contains the following important provisions as compared to the Original MiteXstream Agreement:

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

14. ASSET PURCHASE AGREEMENT

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

15. INTANGIBLE ASSET

The Company has an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and is being amortized over 18 months. The asset has been fully amortized as of September 30, 2022.

16. STOCKHOLDER RECEIVABLE

At September 30, 2022 and 2021, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

17. SUBSEQUENT EVENTS

Convertible Promissory Note

1800 Diagonal Lending LLC. In November 2022, the Company obtained a loan from 1800 Diagonal Lending LLC which netted the Company $100,000 in proceeds. In consideration of such loan, the Company issued a $103,750 face amount convertible promissory note (“1800 Diagonal Note #2”) bearing interest at 10% per annum, with principal and interest due in November 2023. The Company has the right to repay the 1800 Diagonal Note #2 at a premium ranging from 120% to 125% of the face amount. The 1800 Diagonal Note #2 is convertible into shares of the Company’s common stock at a conversion price equal to 65% multiplied by the average of the two lowest trading prices of the Company’s common stock during the 15 trading days prior to the applicable conversion date, any time after May 7, 2023.

Other

Management has evaluated subsequent events through November 14, 2022.

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

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (BB Potentials), Big Sky American Dist., LLC (Big Sky American) and Black Bird Hemp Manager, LLC, for the nine months ended September 30, 2022 and 2021.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements and related notes that appear elsewhere herein.

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

CBD Marketing Program. In August 2022, we announced the establishment of an Affiliate Sales Program for our Grizzly Creek NaturalsTM CBD product line. This program is expected to launch in late November 2022.

Results of Operations

Nine Months Ended September 30, 2022 (“Interim 2022”) and 2021 (“Interim 2021”). Our purchase of certain distribution-related assets pursuant to the Big Sky APA was made with an expectation that an immediately accessible larger number of retail locations would allow us to increase more quickly sales of our CBD products. Big Sky American, since beginning its consumer product distribution operations in Northwest Montana in April 2021, has had a positive impact on our operating results, when compared to our prior operating results. However, our anticipated increase in sales of our CBD products has not yet occurred. Rather, sales of non-CBD consumer products, in large measure, accounted for the overall increase in our product sales for Interim 2022. During Interim 2022, sales of MiteXstream improved from Interim 2022, but were not significant.

During Interim 2022, our business operations generated $70,484 (unaudited) in revenues from product sales with a cost of goods sold of $38,984 (unaudited), resulting in a gross profit of $31,500 (unaudited). During Interim 2021, our business operations generated $81,906 (unaudited) in revenues from product sales with a cost of goods sold of $63,239 (unaudited), resulting in a gross profit of $18,667 (unaudited). Our reduced revenues is attributable primarily to a significant reduction in Summer tourism in Western Montana, due to high gasoline prices. However, we had a higher gross profit for Interim 2022, due to higher sales of Mitexstream that carries a greater per-unit margin than other products we sell.

During Interim 2022, we incurred operating expenses of $1,105,533 (unaudited), which were comprised of $286,630 (unaudited) in consulting services, $4,358 (unaudited) in website expenses, $12,597 (unaudited) in legal and professional services, $3,600 (unaudited) in rent, $221,800 (unaudited) in advertising and marketing expense, $16,998 (unaudited) in license fee and $559,550 (unaudited) in general and administrative expense, resulting in a net operating loss of $(1,074,033) (unaudited). In addition, we incurred amortization expense of $84,444 (unaudited), interest expense of $255,913 (unaudited) and depreciation expense of $3,355 (unaudited), resulting in a net loss for Interim 2022 of $(1,417,745) (unaudited).

During Interim 2021, we incurred operating expenses of $738,632 (unaudited), which were comprised of $241,426 (unaudited) in consulting services $119,650 (unaudited) of which was paid by the issuance of common stock), $11,355 (unaudited) in website expenses, $48,872 (unaudited) in legal and professional services, $24,008 (unaudited) for product license, $8,250 (unaudited) in rent, $5,195 (unaudited) in advertising and marketing expense and $399,256 (unaudited) in general and administrative expense, resulting in a net operating loss of $(719,965) (unaudited). In addition, we incurred amortization expense of $73,889 (unaudited), interest expense of $128,790 (unaudited) and depreciation expense of $3,080 (unaudited), resulting in a net loss for Interim 2021 of $(925,724) (unaudited).

We expect that our revenues will increase from quarter to quarter beginning with the first quarter of 2023, as sales of MiteXstream and Grizzly Creek Naturals products are expected to increase from our recently-initiated marketing efforts. There is no assurance that such will be the case, and we expect to incur operating losses through at least June 30, 2023. Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream, we cannot predict the levels of our future revenues.

Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream and Grizzly Creek Naturals, we cannot predict the levels of our future revenues. However, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

Plans for the Next Six Months

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

In August 2022, we entered into a distribution agreement with a Chicago-based distributor of spa-quality personal products for our Grizzly Creek NaturalsTM CBD product line. Also, in August 2022, we announced the establishment of an Affiliate Sales Program for our Grizzly Creek NaturalsTM CBD product line. This program is expected to launch in late November 2022.

Financial Condition, Liquidity and Capital Resources

September 30, 2022. At September 30, 2022, our company had $66,176 (unaudited) in cash and a working capital deficit of $665,905 (unaudited), compared to $499,766 in cash and working capital of $574,165 at December 31, 2021. The change in our working capital position from December 31, 2021, to September 30, 2022, is attributable primarily our repayment of $200,000 in debt, the payment of significantly increased marketing expenses and the payment of operating expenses.

Our company’s current cash position of approximately $120,000 is not adequate for our company to maintain its present level of operations through the first quarter of 2023. We must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

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

At September 30, 2022, and December 31, 2021, accrued interest on the Tri-Bridge Note was $-0- and $4,178, respectively.

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

Power Up Lending Group Ltd. In August 2021, the Company obtained a loan from Power Up Lending Group Ltd. which netted the Company $78,750 in proceeds. In consideration of such loan, the Company issued a $78,750 face amount convertible promissory note (“Power Up Note #4”) bearing interest at 12% per annum, with principal and interest due in August 2022. The Company had the right to repay the Power Up Note #4 at a premium ranging from 125% to 145% of the face amount. The Power Up Note #4 was convertible into shares of the Company’s common stock at a conversion price equal to the lower of 61% of the market price of the Company’s common stock on the date of issuance of the Power Up Note #4 and the date of conversion, any time after October 22, 2021.

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

During the nine months ended September 30, 2022, the Company repaid in full the remaining $200,000 balance of the Tiger Trout Note.

1800 Diagonal Lending LLC. In March 2022, the Company obtained a loan from Sixth Street Lending LLC, who later assigned the loan to an affiliated company, 1800 Diagonal Lending LLC, which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $228,200 face amount promissory note (the “1800 Diagonal Note #1”), with OID of $24,450 and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. The Company has the right to repay the 1800 Diagonal Note #1 at any time, without penalty. Should the Company become in default on the 1800 Diagonal Note #1, the 1800 Diagonal Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

As of September 30, 2022, the Company was current in its repayment obligations under the 1800 Diagonal Note #1 and the 1800 Diagonal Note #1 had a remaining balance of $126,651 at September 30, 2022.

Talos Victory Fund, LLC. In May 2002, the Company obtained a loan from Talos Victory Fund, LLC which netted the Company $107,780 in proceeds. In consideration of such loan, the Company issued a $135,000 face amount promissory note (the “Talos Note #1”), with OID of $13,500, commissions of $9,720 and legal fees of $4,000. The Talos Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $.005 per share, subject to a 4.99% equity blocker. In connection with the Talos Note #1, we issued to Talos Victory Fund 7,593,750 cashless warrants with an exercise price of $.008 per share. Additionally, we issued 1,215,000 cashless warrants with an exercise price of $0.008 per share to J.H. Darbie & Co. (“Darbie”), as a placement agent fee, in connection with the Talos Note #1.

In August 2022, $7,000 in accrued interest on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$7,000	$0.001	7,000,000
Total Converted: $7,000		Total Shares: 7,000,000

At September 30, 2022, the Talos Note #1 had a remaining balance of $135,000.

Mast Hill Fund, L.P. In May 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $250,000 face amount promissory note (the “Mast Hill Note #1”), with OID of $25,000, commissions of $18,000 and legal fees of $7,000. The Mast Hill Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $.005 per share, subject to a 4.99% equity blocker. In connection with the Mast Hill Note #1, we issued to Mast Hill Fund 14,062,500 cashless warrants with an exercise price of $.008 per share. Additionally, we issued 2,250,000 cashless warrants with an exercise price of $0.008 per share to Darbie, as a placement agent fee, in connection with the Mast Hill Note #1.

At September 30, 2022, the Mast Hill Note #1 had a remaining balance of $250,000.

GS Capital Partners, LLC. In June 2022, we obtained a loan from GS Capital Partners, LLC which netted our company $63,650 in proceeds. In consideration of such loan, we issued a $70,000 face amount promissory note (the “GS Capital Note #1”), with OID of $6,500, a finder’s fee of $4,900 and legal fees of $3,000, with principal and interest payable in 10 equal monthly payments of $7,840 beginning in September 2022. The Company has the right to repay the GS Capital Note #1 at any time, without penalty. Should the Company become in default on the GS Capital Note #1, the GS Capital Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 70% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date. In connection with the GS Capital Note #1, we issued to GS Capital 4,000,000 cashless warrants with an exercise price of $.008 per share.

As of September 30, 2022, the Company was current in its repayment obligations under the GS Capital Note #1 and the GS Capital Note #1 had a remaining balance of $70,560 at September 30, 2022.

Boot Capital, LLC. In August 2022, the Company obtained a loan from Boot Capital, LLC which netted the Company $56,000 in proceeds. In consideration of such loan, the Company issued a $61,600 face amount promissory note (the “Boot Capital Note #1”), with OID of $5,600, commissions of $3,360 and legal fees of $2,500. The Boot Capital Note #1 is due in August 2023 and is convertible into shares of the Company’s common stock at any time after 180 days of issuance at a conversion price at a 40% discount to the then-market price of the Company’s common stock, subject to a 4.99% equity blocker.

At September 30, 2022, the Boot Capital Note #1 had a remaining balance of $61,600.

 Mast Hill Fund, L.P. In September 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $130,500 in proceeds. In consideration of such loan, the Company issued a $145,000 face amount senior secured promissory note (the “Mast Hill Note #2”), with OID of $14,500, commissions of $10,440 and legal fees of $3,000. The Mast Hill Note #2 is due in September 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $.0025 per share, subject to a 4.99% equity blocker. In connection with the Mast Hill Note #2, we issued to Mast Hill 40,000,000 cashless warrants with an exercise price of $.0055 per share. Additionally, we issued 2,130,613 cashless warrants with an exercise price of $0.0049 per share to Darbie, as a placement agent fee, in connection with the Mast Hill Note #2.

At September 30, 2022, the Mast Hill Note #2 had a remaining balance of $145,000.

1800 Diagonal Lending LLC. Subsequent to September 30, 2022, in November 2022, the Company obtained a loan from 1800 Diagonal Lending LLC which netted the Company $100,000 in proceeds. In consideration of such loan, the Company issued a $103,750 face amount convertible promissory note (“1800 Diagonal Note #2”) bearing interest at 10% per annum, with principal and interest due in November 2023. The Company has the right to repay the 1800 Diagonal Note #2 at a premium ranging from 120% to 125% of the face amount. The 1800 Diagonal Note #2 is convertible into shares of the Company’s common stock at a conversion price equal to 65% multiplied by the average of the two lowest trading prices of the Company’s common stock during the 15 trading days prior to the applicable conversion date, any time after May 7, 2023.

Related-Party Advances. During the nine months ended September 30, 2022, we obtained $70,500 in advances from Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of our company’s officers and directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan. The funds were used to make payment on the 1800 Diagonal Note #1 and for working capital. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At September 30, 2022, we owed Touchstone $70,500.

Also during the nine months ended September 30, 2022, we obtained an advance from our President, Fabian G. Deneault, in the amount of $10,000. The funds were used for marketing expenses. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At September 30, 2022, we owed Mr. Deneault $10,000.

Inflation

Current economic conditions include significant inflationary pressures, particularly within the supply chain, are expected to negatively impact our operating results through increased raw materials and shipping costs. However, no prediction can be made in this regard and, further, no prediction can be made with respect to how this inflation will affect our future results of operations.

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

Off Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements.

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

Capital Expenditures

We made no capital expenditures during the nine months ended September 30, 2022. We made capital expenditures of $185,702 during the year ended December 31, 2021, which included the purchase of distribution assets used by Big Sky American and the purchase of other distribution-related assets. Without obtaining additional capital, we will not be able to make any capital expenditures.

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

As of the quarter ended September 30, 2022, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                During the three months ended September 30, 2022, we issued securities that have not been reported previously, as follows:

In August 2022, we issued 5,062,500 shares of common stock to Talos Fund, LLC upon the exercise of warrants. The exercise of these warrants was on a cashless basis. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

In August 2022, we issued 9,375,000 shares of common stock to Mast Hill Fund, L.P. upon the exercise of warrants. The exercise of these warrants was on a cashless basis. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

In August 2022, we issued 7,000,000 shares of common stock to Talos Fund, LLC for a conversion of $7,000 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

In September 2022, we issued $145,000 face amount senior secured promissory note to Mast Hill Fund, L.P. This note is due in September 2023 and is convertible into shares of our common stock at any time at a conversion price of $.0025 per share, subject to a 4.99% equity blocker. This note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

In September 2022, we issued to Mast Hill Fund L.P. 40,000,000 cashless warrants with an exercise price of $0.0055 per share, and a term of five years. These warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

In September 2022, we issued to J.H. Darbie & Co. 2,130,613 cashless warrants with an exercise price of $0.0049 per share, and a term of five years. These warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

                Subsequent to September 30, 2022, we have issue securities that have not been reported previously, as follows:

In November 2022, we issued $103,750 face amount promissory note to 1800 Diagonal Lending LLC. This note is due in November 2023 and is convertible into shares of our common stock at a conversion price equal to 65% multiplied by the average of the two lowest trading prices of the Company’s common stock during the 15 trading days prior to the applicable conversion date, any time after May 7, 2023. This note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

                None.

Item 4. Mine Safety Disclosures

                Not applicable.

Item 5. Other Information

                None.

Item 6. Exhibits

Exhibit	Description

10.1*	Securities Purchase Agreement between Registrant and Mast Hill Fund, L.P.
10.2*	Security Agreement between Registrant and Mast Hill Fund, L.P.
10.3*	Securities Purchase Agreement between Registrant and 1800 Diagonal Lending LLC
10.4*	Senior Secured Promissory Note, principal amount $145,000, in favor of Mast Hill Fund, L.P.
10.5*	Convertible Promissory Note, principal amount $103,750, in favor of 1800 Diagonal Lending LLC
10.6*	Warrant issued to Mast Hill Fund, L.P.
10.7*	Warrant issued to J.H. Darbie & Co.
31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022
32.1*

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022

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

BLACK BIRD BIOTECH, INC.

Dated: November 14, 2022	By:	/s/ Fabian G. Deneault
Fabian G. Deneault
President (Principal Executive Officer)

