Form 10-K
period 2022-12-31
Black Bird Biotech, Inc.
filed 2023-03-21
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52828

Black Bird Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11961 Hilltop Road, Suite 22, Argyle, Texas 76226

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

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 30, 2022, of $0.0068) is $3,260,400.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 479,970,663 as of March 7, 2023.

Documents Incorporated by Reference

None

BLACK BIRD BIOTECH, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year ended December 31, 2022

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

Developments

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

Honey Bee Testing - Contact Toxicity and Oral Toxicity. Independent lab testing has proven MiteXstreamTM to be “NOT TOXIC” to honey bees when contacted topically or when ingested.

Performing Lab:	STILLMEADOW, Inc., Sugar Land, Texas.
Study Director:	Cole Younger, PhD., Entomologist, STILLMEADOW, Inc.

MiteXstream: Honey bee, Apis mellifera, Acute Contact Toxicity Limit Test	MiteXstream: Honey Bee, Apis mellifera, Acute Oral Toxicity Limit Test
Conclusion: With a mortality of 0% after 48 hours, MiteXstream was non-toxic when administered by contact to honey bees.	Conclusion: With a mortality of 0% after 48 hours, MiteXstream was non-toxic when ingested by honey bees.

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

Montana Pesticide Testing Standard

Analyte	Montana Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)	Analyte	Montana Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)
Abamectin	500	0	Imidacloprid	400	0
Acequinocy	2000	0	Myclobutanil	200	0
Bifenazate	200	0	Paclobutrazol	400	0
Bifenthrin	200	0	Pyrethrin I	1000	0
Chlormequat Chloride	1000	0	Spinosyn A	200	0
Cyfluthrin	1000	0	Spinosyn D	200	0
Daminozide	1000	0	Spiromefesin	200	0
Etoxazole	200	0	Spirotetramat	200	0
Fenoxycarb	200	0	Trifloxystrobin	200	0
Imazalil	200	0

Oregon Pesticide Testing Standard

Analyte	Oregon Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)	Analyte	Oregon Allowable Limit (PPB)	MiteXstream Treated Sample (PPB)
Abamectin	0	0	Clofentezine	200	0
Acequinocy	0	0	Cypermethrin	1000	0
Bifenazate	0	0	Diazinon	200	0
Bifenthrin	0	0	Dichlorvos	100	0
Chlormequat Chloride	0	0	Dimethoate	200	0
Cyfluthrin	0	0	Etofenprox	400	0
Daminozide	0	0	Fenpyroximate	400	0
Etoxazole	0	0	Fipronil	400	0
Fenoxycarb	0	0	Flonicamid	1000	0
Imazalil	0	0	Fludioxonil	400	0
Imidacloprid	0	0	Hexythiazox	1000	0
Myclobutanil	0	0	Kresoxym-methyl	400	0
Paclobutrazol	0	0	Malathion	200	0
Pyrethrin I	0	0	Metalaxyl	200	0
Spinosyn A	0	0	Methomyl	200	0
Spinosyn D	0	0	Methiocarb	400	0
Spiromefesin	0	0	Oxamyl	1000	0
Spirotetramat	0	0	Permethrins	200	0
Trifloxystrobin	0	0	Phosmet	200	0
Acephate	0	0	Piperonyl Butoxide	2000	0
Acetamiprid	0	0	Prallethrin	200	0
Aldicarb	0	0	Propiconazole	400	0
Azoxystrobin	0	0	Pyridaben	200	0
Boscalid	0	0	Spiroxamine	400	0
Carbaryl	0	0	Tebuconazole	400	0
Carbofuran	0	0	Thiacloprid	200	0
Chloantraniliprole	0	0	Thiamethoxam	200	0
Chlorpyrifos	0	0

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

During 2020 and 2021, BB Potentials was a licensed hemp grower in Montana under the Montana Hemp Pilot Program. BB Potentials did not grow commercial quantities of hemp during either year. No 2022 application for a license was submitted by BB Potentials and we do not intend to submit and application during 2023.

Insurance

We have not yet purchased product liability or other insurance. However, our management intends to secure a commercially reasonable product liability insurance policy in March 2023.

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

Trademarks. We are the owner of the “Grizzly Creek Naturals” and “Black Bird American Hemp” trademarks and have the exclusive right to the use of the “MiteXstream” trademark. In addition, we have the right to use the “Harnessing the Power of Water” trademark, in associated with MiteXstream. We have filed a trademark application with the U.S. Patent and Trademark Office with respect to “MiteXstream.” It is intended that, in the near future, filings for the registration of our other trademarks will be made with the U.S. Patent and Trademark Office will be made.

Property

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

The following sets forth information concerning the sole operating lease for the facility maintained by us as of the date of this Annual Report.

Address	Description	Use	Yearly Rent	Expiration Date
11961 Hilltop Road Building 7 – Suite 22 Argyle, Texas 76226	Office/Warehouse (1,500 sq. ft.)	Administrative/ Warehousing	$8,700 *	January 31, 2025

*

We are co-lessees under the lease agreement by which we rent this facility. Our co-lessee is Petro X Solutions, Inc., a  wholly-owned subsidiary of Accredited Solutions, Inc., a publicly-traded company (symbol: GHMP), an affiliate our company. By agreement with Petro X Solutions, we are each responsible for 50% of the rent and all tenancy-related expenses. However, should Petro X Solutions default in its rent obligations, our company would be responsible for paying the entire monthly rental amount of $1,450.

We own no real property.

Employees

We currently have four employees, in addition to our current executive officers. Upon our obtaining adequate funding, we expect that we would hire a small number of additional employees. We have used, and, in the future, expect to use, the services of certain outside consultants and advisors as needed on a consulting basis.

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

The following sets forth information concerning the sole operating lease for the facility maintained by us as of the date of this Annual Report.

Address	Description	Use	Yearly Rent	Expiration Date
11961 Hilltop Road Building 7 – Suite 22 Argyle, Texas 76226	Office/Warehouse (1,500 sq. ft.)	Administrative/ Warehousing	$8,700 *	January 31, 2025

*

We are co-lessees under the lease agreement by which we rent this facility. Our co-lessee is Petro X Solutions, Inc., a  wholly-owned subsidiary of Accredited Solutions, Inc., a publicly-traded company (symbol: GHMP), an affiliate our company. By agreement with Petro X Solutions, we are each responsible for 50% of the rent and all tenancy-related expenses. However, should Petro X Solutions default in its rent obligations, our company would be responsible for paying the entire monthly rental amount of $1,450.

We own no real property.

Item 3. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC PINK tier of the OTC Markets under the symbol “BBBT.” Trading in OTC PINK stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table reflects the high and low closing price for our common stock for the periods indicated. The information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2022
March 31, 2022	$0.0145	$0.0136
June 30, 2022	$0.007	$0.0065
September 30, 2022	$0.0057	$0.0049
December 31, 2022	$0.009	$0.0006
Year Ended December 31, 2021
March 31, 2021	$0.03	$0.03
June 30, 2021	$0.0449	$0.0375
September 30, 2021	$0.029	$0.02
December 31, 2021	$0.0239	$0.021

On March 7, 2023, the closing price of our Common Stock was $0.0006.

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

Holders of Our Common Stock

As of March 7, 2023, we had 479,970,663 outstanding shares of common stock and 77 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2022, we issued no unregistered securities that have not been previously reported.

Subsequent to December 31, 2022, we have issued the following unregistered securities that have not been previously reported:

1. (a) Securities Sold. A total of 20,833,333 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Boot Capital, LLC. (c) Consideration. Such shares of common stock were issued in payment of debt and were valued at $.0003 per share, or $6,250, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

2. (a) Securities Sold. A total of 106,500,000 shares of common stock were issued. (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Talos Victory Fund, LLC. (c) Consideration. Such shares of common stock were issued in payment of debt and were valued at $.001 per share, or $106,500, in the aggregate. (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

3. (a) Securities Sold. A $228,200 principal amount promissory note was issued. (b) Underwriter or Other Purchasers. Such promissory note was issued to 1800 Diagonal Lending, LLC. (c) Consideration. Such promissory note was issued in consideration of a loan in the net amount of $125,330.20 in cash. (d) Exemption from Registration Claimed. This security is exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof.

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

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (BB Potentials), Big Sky American Dist., LLC (Big Sky American) and Black Bird Hemp Manager, LLC, for the years ended December 31, 2022 and 2021.

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

Results of Operations

Years Ended December 31, 2022 (“Fiscal 2022”) and 2021 (“Fiscal 2021”). During Fiscal 2022, we established a MiteXstream Store on Amazon.com, which accounted for approximately $3,500 in sales. While these sales demonstrated the economic viability of MiteXstream, such sales were not at a level that provided cash for use in our overall operations. During 2023, we intend to increase our Amazon-specific marketing, in an attempt to garner more sales through our Amazon Store.

Our purchase of certain distribution-related assets in Fiscal 2021 pursuant to the Big Sky APA was made with an expectation that an immediately accessible larger number of retail locations would allow us to increase more quickly sales of our CBD products. Big Sky American, since beginning its consumer product distribution operations in Northwest Montana in April 2021, had a positive impact on our Fiscal 2021 operating results, when compared to our prior operating results. However, the anticipated increase in sales of our CBD products has not occurred. Rather, sales of non-CBD consumer products, in large measure, accounted for the overall increase in our product sales for Fiscal 2021. During Fiscal 2021, sales of MiteXstream were insignificant.

During Fiscal 2022, our business operations generated $82,563 in revenues from sales with a cost of goods sold of $49,551, resulting in a gross profit of $33,012. During Fiscal 2021, our business operations generated $104,458 in revenues with a cost of goods sold of $84,871, resulting in a gross profit of $19,587. While we had a small level of sales of MiteXstream during 2022, the decline in our revenues from the year ended December 31, 2021, is attributable primarily to the significant drop in tourism in Western Montana during the summer of 2022, due to inflationary pressures that resulted an extreme increase in gas prices.

During Fiscal 2022, we incurred operating expenses of $1,321,345, which were comprised of $231,630 in consulting services, $5,337 in website expenses, $43,247 in legal and professional services, $4,800 in rent, $234,519 in advertising and marketing expense and $673,621 in general and administrative expense, resulting in a net operating loss of $1,288,333. In addition, we incurred interest expense of $370,587, resulting in a net loss for Fiscal 2022 of $1,658,766.

During Fiscal 2021, we incurred operating expenses of $1,470,714, which were comprised of $725,240 in consulting services ($573,348 of which was paid by the issuance of common stock), $12,328 in website expenses, $84,457 in legal and professional services, $10,320 in rent, $5,234 in advertising and marketing expense and $523,478 in general and administrative expense, resulting in a net operating loss of $1,451,127. In addition, we incurred interest expense of $285,327, resulting in a net loss for Fiscal 2021 of $1,811,302.

We expect that our revenues will increase from quarter to quarter beginning with the first quarter of 2023, as sales of MiteXstream and Grizzly Creek Naturals products are expected to increase from our continuing marketing efforts. There is no assurance that such will be the case, and we expect to incur operating losses through at least December 31, 2023. Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream, we cannot predict the levels of our future revenues.

Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream and Grizzly Creek Naturals, we cannot predict the levels of our future revenues. However, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

Plans for 2023

Substantially all of our available capital, financial and human, will be devoted to increasing sales of MiteXstream. Through our marketing consulting agreement with Spire+, we are implementing a comprehensive go-to-market strategy for MiteXstream, including e-commerce, traditional retail and a category-specific distribution model. In addition, our internal efforts will be focused on developing sales channels outside the scope of the Spire+ efforts. There is no assurance that we will be successful in increasing sales of MiteXstream.

Financial Condition, Liquidity and Capital Resources

December 31, 2022. At December 31, 2022, our company had $44,448 in cash and a working capital deficit of $726,463, compared to $499,766 in cash and working capital of $574,165 at December 31, 2021. The change in our working capital position from December 31, 2021, to December 31, 2022, is attributable primarily to our incurring $1,013,980 in debt and our repayment of $510,560 in debt, the payment of significantly increased marketing expenses and the payment of operating expenses.

Our company’s current cash position of approximately $30,000 is not adequate for our company to maintain its present level of operations through the second quarter of 2023. We must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

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

During the year ended December 31, 2022, the Tri-Bridge Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$25,000	$0.001	24,999,998
Total Converted: $25,000		Total Shares: 24,999,988

At December 31, 2022 and 2021, accrued interest on the Tri-Bridge Note was $-0- and $4,178, respectively. The $4,178 in accrued interest was forgiven by Tri-Bridge.

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

During the year ended December 31, 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

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

During the year ended December 31, 2021, the Power Up Note #2 was repaid in full through conversion into shares of the Company’s common stock, as follows:

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

During the year ended December 31, 2022, the Company repaid in full the remaining $200,000 balance of the Tiger Trout Note.

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

As of December 31, 2022, the Company was current in its repayment obligations under the 1800 Diagonal Note #1 and the 1800 Diagonal Note #1 had a remaining balance of $50,660 at December 31, 2022.

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

During the year ended December 31, 2022, $16,200 in accrued interest on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$16,200	$0.001		16,200,000
Total Converted:	$16,200		Total Shares:	16,200,000

During the year ended December 31, 2022, $28,500 in principal on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$28,500	$0.001		28,500,000
Total Converted:	$28,500		Total Shares:	28,500,000

At December 31, 2022, the Talos Note #1 had a remaining balance of $106,500.

Subsequent to December 31, 2022, the Talos Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$106,500	$0.001		106,500,000
Total Converted:	$106,500		Total Shares:	106,500,000

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

In December 2022, the Mast Hill Note #1 was amended to increase the principal by $100,000, which amount represents financing fees. Also in December 31, 2022, the Company repaid $100,000 in principal of the Mast Hill Note #1.

During the year ended December 31, 2022, $9,500 in principal, $30,000 in interest and $7,000 in fees with respect to the Mast Hill Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$46,500	$0.001		46,500,000
Total Converted:	$46,500		Total Shares:	46,500,000

 At December 31, 2022, the Mast Hill Note #1 had a remaining balance of $240,500.

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

As of December 31, 2022, the Company was current in its repayment obligations under the GS Capital Note #1 and the GS Capital Note #1 had a remaining balance of $42,000 at September 30, 2022.

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

At December 31, 2022, the Boot Capital Note #1 had a remaining balance of $61,600.

Mast Hill Fund, L.P. In September 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $130,500 in proceeds. In consideration of such loan, the Company issued a $145,000 face amount promissory note (the “Mast Hill Note #2”), with OID of $14,500, commissions of $10,440 and legal fees of $3,000. The Mast Hill Note #2 is due in September 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $.0025 per share, subject to a 4.99% equity blocker.

At December 31, 2022, the Mast Hill Note #2 had a remaining balance of $145,000.

Subsequent to December 31, 2022, $6,250 in principal of the Boot Capital Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$6,250	$0.001		20,833,333
Total Converted:	$6,250		Total Shares:	20,8333,333

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

At December 31, 2022, the 1800 Diagonal Note #2 had a remaining balance of $103,750.

Mast Hill Fund, L.P. In December 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $179,650 in proceeds. In consideration of such loan, the Company issued a $223,000 face amount senior secured promissory note (the “Mast Hill Note #3”), with OID of $22,300, commissions of $16,050 and legal fees of $5,000. The Mast Hill Note #3 is due in December 2023 and is convertible into shares of our common stock at any time at a conversion price of $.001 per share, subject to a 4.99% equity blocker. In connection with the Mast Hill Note #3, we issued to Mast Hill 223,000,000 cashless warrants with an exercise price of $.001 per share. Additionally, we issued 11,468,572 cashless warrants with an exercise price of $0.0014 per share to Darbie, as a placement agent fee, in connection with the Mast Hill Note #3.

At December 31, 2022, the Mast Hill Note #3 had a remaining balance of $223,000.

1800 Diagonal Lending LLC. In January 2023, we obtained a loan from 1800 Diagonal Lending LLC, which netted the Company $125,330.20 in proceeds. In consideration of such loan, the Company issued a $144,569.20 face amount promissory note (the “1800 Diagonal Note #3”), with OID of $15,489, a one-time interest charge of $17,348.30, legal fees of $3,000 and $750 in due diligence fees, with principal and interest payable in 10 equal monthly payments of $16,191.75 beginning in February 2023. The Company has the right to repay the 1800 Diagonal Note #3 at any time, without penalty. Should the Company become in default on the 1800 Diagonal Note #3, the 1800 Diagonal Note #3 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

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

During the years ended December 31, 2021 and 2020, advances of $772 and $6,670 were received from Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2022 and 2021, the Company owed Astonia LLC $5,242 and $5,242 in principal, respectively, and $491 and $268 in accrued and unpaid interest, respectively.

Inflation

Our management believes economic conditions point toward continuing significant inflationary pressures for the foreseeable future. However, no prediction can be made in this regard and, further, no prediction can be made with respect to how the potential impact any inflation would affect our future results of operations. However, during the summer of 2022, the sales of our Big Sky American subsidiary were impacted negatively by inflationary pressures that caused a significant reduction in tourism in Western Montana primarily attributable to a sharp increase in gas prices.

Seasonality

For the foreseeable future, we expect that our operating results with respect to MiteXstream will be impacted, in an indeterminate measure, by the seasonality of farming operations, including cannabis grow operations. However, we are currently unable to predict the level to which such seasonality will impact our MiteXstream business.

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

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

The following sets forth information concerning the sole operating lease for the facility maintained by us as of the date of this Annual Report.

Address	Description	Use	Yearly Rent	Expiration Date
11961 Hilltop Road Building 7 – Suite 22 Argyle, Texas 76226	Office/Warehouse (1,500 sq. ft.)	Administrative/ Warehousing	$8,700 *	January 31, 2025

*

We are co-lessees under the lease agreement by which we rent this facility. Our co-lessee is Petro X Solutions, Inc., a wholly-owned subsidiary of Accredited Solutions, Inc., a publicly-traded company (symbol: GHMP), an affiliate our company. By agreement with Petro X Solutions, we are each responsible for 50% of the rent and all tenancy-related expenses. However, should Petro X Solutions default in its rent obligations, our company would be responsible for paying the entire monthly rental amount of $1,450.

Capital Expenditures

We made no capital expenditures during the years ended December 31, 2022. We made capital expenditures of $185,702 during the year ended December 31, 2021, which included the purchase of distribution assets used by Big Sky American and the purchase of other distribution-related assets. Without obtaining additional capital, we will not be able to make any capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended December 31, 2022 and 2021, there were no changes, in or disagreements with, our independent auditor.

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

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2022.

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

Our management, including our President and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of our company’s current directors and executive officers.

Name	Age	Position(s)
Fabian G. Deneault	56	Director, Chairman of the Board, President
Eric Newlan	61	Director, Vice President, Secretary
William E. Sluss	67	Director, Vice President–Finance, Chief Financial Officer
William J. LoBell	75	Executive Vice President of Sales and Development
Jack Jie Qin	63	Director
L. A. Newlan, Jr.	88	Director

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

Fabian G. Deneault became our company’s President and a Director upon our acquisition of Black Bird, January 2020. Mr. Deneault is a founder of Black Bird and has served as President and as a Director since its inception in October 2018. Since May 2022, Mr. Deneault has served as Executive Vice President and a Director of Accredited Solutions, Inc., a publicly-traded company (symbol: ASII) engaged in the distribution of environmentally sensitive cleaning products and Diamond Creek high alkaline water. Since 2017, Mr. Deneault has been an insurance representative for Montana Unified School Trust. From January 2017 through December 2019, Mr. Deneault owned and operated Grizzly Creek Medical Cannabis, a proprietorship licensed as a medical marijuana dispensary in the State of Montana. Since June 2016, Mr. Deneault has been President of Touchstone Enviro Solutions, Inc., a purveyor of environmentally-friendly products and an affiliate of our company. From 2014 through April 2016, Mr. Deneault owned and operated PetroXg3 LLC, a purveyor of environmentally-friendly products. For more than 10 years prior to that, Mr. Deneault was engaged in petrochemical sales.

Eric Newlan became our company’s Vice President and a Director upon our acquisition of Black Bird, January 2020. Mr. Newlan is a founder of Black Bird and has served as Vice President, Secretary and as a Director since its inception in October 2018. Since May 2022, Mr. Newlan has served as Vice President, Secretary and a Director of Accredited Solutions, Inc., a publicly-traded company (symbol: ASII) engaged in the distribution of environmentally sensitive cleaning products and Diamond Creek high alkaline water. Since 1987, Mr. Newlan has practiced law in the North Texas area and is currently managing member of Newlan Law Firm, PLLC, Flower Mound, Texas, a firm engaged principally in the area of securities regulation. Since June 2016, Mr. Newlan has been Vice President of Touchstone Enviro Solutions, Inc., a purveyor of environmentally-friendly products and an affiliate of our company. From October 2012 to October 2015, Mr. Newlan served as a director, and from April to October 2015, Mr. Newlan served as CEO, of Green Life Development, Inc., a Las Vegas, Nevada-based a purveyor of environmentally-friendly products. Mr. Newlan earned a B.A. degree in Business from Baylor University, Waco, Texas, and a J.D. degree from the Washburn University School of Law, Topeka, Kansas. Mr. Newlan is a member of the Texas Bar.

William E. Sluss has been our Principal Financial and Accounting Officer since January 2011. In January 2020, Mr. Sluss became a Director, Vice President–Finance and Chief Financial Officer of our company. Since May 2022, Mr. Sluss has served as a Director of Accredited Solutions, Inc., a publicly-traded company (symbol: GHMP) engaged in the distribution of environmentally sensitive cleaning products and Diamond Creek high alkaline water. Between August 2010 and January 2011, Mr. Sluss coordinated our accounting and financial reporting. Between 2008 and 2010, Mr. Sluss was the Chief Financial Officer for AcccuForce Staffing Services in Kingsport, Tennessee. Between 2002 and 2008 Mr. Sluss was the Chief Financial Officer and Treasurer for Studsvik, Inc., a nuclear services company based in Erwin, Tennessee. Mr. Sluss is a Certified Public Accountant in the State of Virginia and received his Bachelor of Science degree in accounting from the University of Virginia’s College at Wise, Wise, Virginia.

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

Executive Committee. Our Board of Directors created an Executive Committee to facilitate management between meetings of the full Board of Directors. The Executive Committee is composed of Fabian G. Deneault (chairman), William E. Sluss and Eric Newlan. During 2021, the Executive Committee did not hold a meeting, but took action by written consent in lieu of a meeting on 16 occasions. Pursuant to our Bylaws and the charter of the Executive Committee, between meetings of the full Board of Directors, the Executive Committee has the full power and authority of the Board of Directors in the manageent of our business and affairs, except to the extent limited by Nevada law.

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

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by, our executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com- pensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Fabian G. Deneault President	2022 2021	80,000 60,000	--- ---	--- ---	--- ---	--- ---	--- ---	10,000 30,000	90,000 90,000
William E. Sluss Vice President–Finance and Chief Financial Officer	2022 2021	60,000 20,000	--- ---	--- ---	--- ---	--- ---	--- ---	--- 25,000	60,000 45,000
Eric Newlan Vice President	2022 2021	80,000 60,000	--- ---	--- ---	--- ---	--- ---	--- ---	--- 24,000	80,000 84,000

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

Director Compensation

Our directors receive no compensation for their serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our capital stock at March 7, 2023, for:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;
•	each named executive officer;
•	each of our directors; and
•	all of our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Black Bird Biotech, Inc., 11961 Hilltop Road, Suite 22, Argyle, Texas 76226. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options, warrants, preferred stock or restricted stock units held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of March 7, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Shareholder	Number of Shares Beneficially Owned	% Beneficially Owned(1)	Effective Voting Power
Common Stock
Executive Officers and Directors
Fabian G. Deneault	0	0%	See Note 2
William E. Sluss	500,000	*	and Note 4
William J. LoBell	1,500,000	*
Eric Newlan	0	0%
L. A. Newlan, Jr.	0	0%
Jack Jie Qin	0	0%
Officers and directors, as a group (6 persons)	2,000,000	*
Class A Preferred Stock(2)(3)
Fabian G. Deneault	14,250	33.93%
William E. Sluss	1,000	2.38%
Newlan & Newlan, Ltd.(5)	14,250	33.93%
EFT Holdings, Inc.(6)	9,778	23.28%
EF2T, Inc.(7)	1,202	2.86%
Astonia LLC(8)	1,520	3.62%

*	Less than 1%.
(1)	Based on 479,970,663 shares outstanding.
(2)

The shares of Series A Preferred Stock have the following voting rights: the holders of the Series A Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a number of votes equal to two (2) times the sum of: (a) the total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (b) the number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights. (See Note 3).

(3)

The shares of Series A Preferred Stock have the following rights of conversion: each 1,000 shares of Series A Preferred Stock shall be convertible at any time into a number of shares of our common stock that equals one percent (1.00%) of the number of issued and outstanding shares of our common stock outstanding on the date of conversion.

(4)

Due to the superior voting rights of the Series A Preferred Stock, our current directors, Fabian G. Deneault, William E. Sluss, Eric Newlan, L. A. Newlan, Jr. and Jack Jie Qin, will be able to control the management and affairs of our company, as well as matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction.

(5)

Newlan & Newlan, Ltd. is a law firm owned by Eric Newlan and L. A. Newlan, Jr. 7,250 of the shares owned of record by Newlan and Newlan, Ltd. are beneficially owned by Cruciate Irrevocable Trust, of which trust L. A. Newlan, Jr. is a trustee.

(6)	Our director, Jack Jie Qin, is President of this entity.
(7)	Our director, Jack Jie Qin, is the owner of this entity.
(8)	Our director, Jack Jie Qin, is the manager of this entity.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Series A Preferred Stock

On August 12, 2022, Black Bird Biotech, Inc., a Nevada corporation (the “Company”), entered into six separate securities exchange agreements (collectively, the “Exchange Agreements”). Specifically, the Company entered into Exchange Agreements with (a) Fabian G. Deneault (the “Deneault Agreement”), President and a Director of the Company, (b) Newlan & Newlan, Ltd. (the “Newlan Agreement”), a law firm owned by Eric Newlan, Vice President, Secretary and a Director of the Company, and L. A Newlan, Jr., a Director of the Company, (c) William E. Sluss (the “Sluss Agreement”), Chief Financial Officer and a Director of the Company, (d) EFT Holdings, Inc. (the “EFT Holdings Agreement”), a company controlled by Jack Jie Qin, a Director of the Company, (e) EF2T, Inc. (the “EF2T Agreement”), a company owned by Mr. Qin, and (f) Astoria LLC (the “Astoria Agreement”), a company controlled by Mr. Qin.

Pursuant to the Exchange Agreements, the Company is to issue a total of 42,000 shares of its Series A Preferred Stock, in exchange for a total of 123,472,996 shares of its Common Stock, as follows:

Exchange Agreement	Number of Shares of Common Stock Exchanged	Number of Shares of Series A Preferred Stock Issued
Deneault Agreement	49,746,253 shares	14,250 shares
Newlan Agreement	49,317,406 shares	14,250 shares
Sluss Agreement	1,115,002 shares	1,000 shares
EFT Holdings Agreement	18,221,906 shares	9,778 shares
EF2T Agreement	2,240,768 shares	1,202 shares
Astonia Agreement	2,831,661 shares	1,520 shares

The Deneault Agreement and the Newlan Agreement were consummated in August 2022. The remainder of the Exchange Agreements were consummated in December 2022.

All 123,472,996 shares that were the subject of the Exchange Agreements were, upon the consummation of the respective Exchange Agreements, cancelled and returned to the status of authorized and unissued.

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

During the years ended December 31, 2021 and 2020, advances of $772 and $6,670 were received from Astonia LLC. Astonia LLC is considered a “related party,” due to the fact that a Director of our company, Jack Jie Qin, is the manager of Astonia LLC. The amounts due Astonia LLC bear interest at 5% per year and have a maturity of one year. As of December 31, 2022 and 2021, the Company owed Astonia LLC $5,242 and $5,242 in principal, respectively, and $491 and $268 in accrued and unpaid interest, respectively.

During the year ended December 31, 2019, advances of $22,676 were received from EFT Holdings, Inc. Also during the year ended December 31, 2019, the Company repaid $139,611 in loans due to EFT Holdings, Inc. The amounts due EFT Holdings, Inc. carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed EFT Holdings, Inc. $251,785 in accrued and unpaid interest. $-0- of these EFT Holdings, Inc. advances at December 31, 2019, were past due and payable upon demand. In conjunction with the BB Potentials acquisition, all amounts owed to EFT Holdings, Inc. as of December 31, 2019, were extinguished. (See “Debt Forgiveness Agreements with Related Parties” below).

During the year ended December 31, 2019, advances of $64,500 were received from EF2T, Inc. The amounts due EF2T, Inc. carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed EF2T, Inc. $4,742 in accrued and unpaid interest. In conjunction with the BB Potentials acquisition, all amounts owed to EF2T, Inc. as of December 31, 2019, were extinguished. (See “Debt Forgiveness Agreements with Related Parties” below).

During the year ended December 31, 2019, advances of $135,000 were received from Astonia, LLC. Astonia, LLC is considered a “related party”, due to the fact that a Director of the Company, Jack Jie Qin, is the manager of Astonia. The amounts due Astonia, LLC carried an interest rate of 5% per year, were secured by all future sales of the Company and had a maturity of one year. As of December 31, 2019, the Company owed Astonia $1,997 in accrued and unpaid interest. In conjunction with the BB Potentials acquisition, all amounts owed to Astonia, LLC as of December 31, 2019, were extinguished. (See “Debt Forgiveness Agreements with Related Parties” below).

Debt Forgiveness Transactions with Related Parties

In conjunction with the BB Potentials acquisition, we entered into debt forgiveness agreements with related parties, as follows:

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

Cancellation of Stock Transaction with Related Party

In conjunction with the BB Potentials acquisition, we entered into a cancellation of stock agreement with our former majority shareholder, EFT Holdings, Inc., whereby we cancelled all 79,265,000 shares of common stock then owned by EFT Holdings, Inc.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent auditors during the fiscal years ended December 31, 2022 and 2021, for: (a) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (b) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (c) services rendered in connection with tax compliance, tax advice and tax planning and (d) all other fees for services rendered.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$50,000	$31,000
Audit Related Fees	$0	$0
Tax	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits and Financial Statement Schedules

                The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (included in Item 8):

Black Bird Biotech, Inc. – Audited Financial Statements for the Years Ended December 31, 2022 and 2021
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2022 and 2021
Statements of Operations for the Years Ended December 31, 2022 and 2021
Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022 and 2021
Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
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

BLACK BIRD BIOTECH, INC.

By:	/s/ Fabian G. Deneault	Dated: March 20, 2023
Fabian G. Deneault
President

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Fabian G. Deneault	President [Principal Executive Officer] and Director	March 20, 2023
Fabian G. Deneault

/s/ William E. Sluss	Vice President-Finance, Chief Financial Officer [Principal Accounting Officer] and Director	March 20, 2023
William E. Sluss

/s/ Eric Newlan	Vice President, Secretary and Director	March 20, 2023
Eric Newlan

/s/ L. A. Newlan, Jr.	Director	March 20, 2023
L. A. Newlan, Jr.

	Director	March ___, 2023
Jack Jie Qin

INDEX TO FINANCIAL STATEMENTS

Black Bird Biotech, Inc.

(formerly Digital Development Partners, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Bird

Biotech, Inc. (formerly Digital Development Partners, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Black Bird Biotech, Inc. (formerly Digital Development Partners, Inc.) and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

As disclosed in Notes 9, 16 and 22 to the financial statements, the Company had certain debt and equity-linked transactions where management evaluated required accounting considerations, significant estimates, and judgments related to these instruments.

There is no current observable market for the Company’s warrants, therefore, the Company used the Black-Scholes model to measure the fair value of the equity-linked instruments. Due to this valuation method used by the Company a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the accounting and valuations around these transactions.

How the Critical Audit Matter Was Addressed In the Audit

We obtained a listing of all debt and equity-linked transactions and management’s analysis supporting these transactions. We evaluated the accounting for these transactions based on agreements obtained to ensure these were properly recorded during the year.  We evaluated the valuation model that management selected to determine the estimated grant date fair value, and analyzed the underlying inputs used to estimate the fair value of the equity-linked instruments.

/s/ Farmer, Fuqua, & Huff, P.C.

Farmer, Fuqua, & Huff, P.C.

We have served as the Company’s auditor since 2020

Richardson, TX

March 20, 2023

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	12/31/22	12/31/21
ASSETS
CURRENT ASSETS
Cash and cash equivalents
Other current assets	$44,448	$499,766
Inventory	88,381	74,463
Prepaid expenses	-	101,189
Accounts receivable	2,259	2,741
Total current assets	135,088	678,159
OTHER ASSETS
Deposit - asset purchase	-	-
Fixtures and equipment	7,127	11,601
Intangible asset		84,444
Deferred offering costs	76,293	-
Total other assets	83,420	96,045
TOTAL ASSETS	$218,508	$774,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$103,849	$35,973
Accrued interest payable	15,977	4,446
Due to related party	79,077	5,242
Third-party notes payable, net of loan fees of $142,190 and debt discount of $156,024 at December 31, 2022, and $0 and debt discount of $166,667 at December 31, 2021	669,775	58,333
Total current liabilities	868,678	103,994
TOTAL LIABILITIES	$868,678	$103,994

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 42,000 and -0- shares issued and outstanding at December 31, 2022, and December 31, 2021, respectively	$42	$-
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 310,695,330 and 301,230,828 shares issued and outstanding at December 31, 2022, and December 31, 2021, respectively	310,695	301,230
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	3,320,042	2,991,163
Retained earnings (accumulated deficit)	(4,279,949)	(2,621,183)
Total stockholders’ equity (deficit)	(650,170)	670,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,508	$774,204

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Operations

	Year Ended 12/31/22	Year Ended 12/31/21
Sales	$82,563	$104,458
Cost of goods sold	49,551	84,871
Gross profit (loss)	33,012	19,587
Expense
Consulting services	231,630	725,240
Website expense	5,337	12,328
Depreciation expense	4,474	4,101
Amortization expense	84,444	105,556
Legal and professional services	43,247	84,457
Advertising and marketing	234,519	5,234
Bad debt expense	-	-
License fee	35,973	-
Rent	4,800	10,320
Royalty expense – related party	3,300
General and administrative	673,621	523,478
Total expenses	1,321,345	1,470,714
Net operating loss	(1,288,333)	(1,451,127)
Other expense
Net other income (expense)	154	-
Prepayment penalty	-	(74,848)
Interest expense	(370,587)	(285,327)
Total other income (expense)	(370,433)	(360,175)
Profit (loss) before taxes	(1,658,766)	(1,811,302)
Income tax expense	-	-
Net profit (loss)	$(1,658,766)	$(1,811,302)

Net profit (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	330,728,489	194,420,001
Diluted	806,448,924	225,537,811

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2020	-	-	164,925,000	$164,925	$(1,000)	$703,353	$(839,669)	$27,609
Effect of adoption of ASU 2020-06	-	-	-	-	-	(56,343)	29,788	(26,555)
Common stock issued for cash	-	-	4,875,000	4,875	-	190,125	-	195,000
Common stock issued for services	-	-	150,000	150	-	6,730	-	6,880
Common stock issued for commitment fee	-	-	2,000,000	2,000	-	63,000	-	65,000
Common stock issued for cash	-	-	3,125,000	3,125	-	96,875	-	100,000
Common stock issued for services	-	-	450,000	450	-	13,050	-	13,500
Common stock issued for services	-	-	8,000,000	8,000	-	242,400	-	250,400
Common stock issued for services			500,000	500	-	14,500	-	15,000
Common stock issued for cash	-	-	1,562,500	1,562	-	48,438	-	50,000
Common stock issued for cash	-	-	51,700,000	51,700	-	723,800	-	775,500
Common stock issued for debt conversion	-	-	8,607,995	8,608	-	93,002	-	101,616
Common stock issued for services	-	-	1,002,000	1,002	-	33,066	-	34,068
Common stock issued for cash	-	-	41,333,333	41,333	-	578,667	-	620,000
Common stock issued for services			13,000,000	13,000	-	240,500	-	253,500
Net loss	-	-	-	-	-	-	(1,811,302)	(1,811,302)
Balance, December 31, 2021	-	$-	301,230,828	$301,230	$(1,000)	$2,991,163	$(2,621,183)	$670,210

	Preferred Stock		Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2021	-	-	301,230,828	$301,230	$(1,000)	$2,991,163	$(2,621,183)	$670,210
Common stock issued for services	-	-	2,300,000	2,300	-	32,200	-	34,500
Common stock issued for debt cancellation	-	-	24,999,998	25,000	-	-	-	25,000
Common stock issued for debt cancellation	-	-	46,500,000	46,500	-	-	-	46,500
Common stock issued for warrant exercise	-	-	5,062,500	5,062	-	(5,062)	-	-
Common stock issued for warrant exercise			9,375,000	9,375	-	(9,375)	-	-
Common stock cancelled in exchange for preferred stock	-	-	(123,472,996)	(123,472)	-	-	-	(123,472)
Preferred stock issued in exchange for common stock	42,000	42	-	-	-	123,430	-	123,472
Common stock issued for debt cancellation	-	-	44,700,000	44,700	-	-	-	44,700
Warrants	-	-	-	-	-	111,393	-	111,393
Issuance of Warrants for equity line of credit	-	-	-	-	-	76,293	-	76,293
Net loss	-	-	-	-	-	-	(1,658,766)	(1,658,766)
Balance, December 31, 2022	42,000	$42	310,695,330	$310,695	$(1,000)	$3,320,042	$(4,279,949)	$(650,170)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	Year Ended 12/31/22	Year Ended 12/31/21
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,658,766)	$(1,811,302)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	34,500	573,348
Amortization of debt discount	282,414	266,511
Prepaid expenses	101,189	(87,689)
Depreciation and amortization	88,918	109,657
Account receivable	482	(2,741)
Non-cash interest conversion	53,200	-
Accrued interest	11,531	4,855
Inventory	(13,918)	(34,787)
Accrued expenses	67,876	(10,280)
Net cash used for operating activities	(1,032,574)	(992,428)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit - asset purchase	-	(180,000)
Machinery and equipment	-	(5,702)
Net cash used for investing activities	-	(185,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans payable - third party	(510,560)	(914,100)

Loans payable - third parties	1,013,980	827,100
Proceeds from issuance of common stock	-	1,711,150
Net advances from related party	73,836	772
Net cash provided by financing	577,256	1,624,922
Net increase (decrease) in cash and cash equivalents	(455,318)	446,792
Cash and cash equivalents at beginning of period	499,766	52,974
Cash and cash equivalents at end of period	$44,448	$499,766

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay third-party debt	$63,000	$101,610
Deferred offering costs associated with equity line of credit	$76,293	$-
Common stock issued for commitment fee	$-	$65,000
Fair value of warrants issued with convertible debt	$111,393	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$22,592	$13,067

The accompanying notes are an integral part of these consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Consolidated Financial Statements

December 31, 2022

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had a working capital deficit of $726,463 at December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, outstanding options and warrants, if any, are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2022 and 2021, there were potential dilutive securities of the Company outstanding.

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

Accounts Receivable and Revenue Recognition

Accounts receivable is recorded net of an allowance for expected losses. As of December 31, 2022 and 2021, there is $-0- and $-0- recorded as allowance for doubtful accounts. Revenue is recognized at the point of invoicing for sales of inventory.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the life of the loan using the straight-line method which approximates the effective interest method. As of December 31, 2022, there were $142,190 in unamortized loan fees.

Convertible Notes

The Company reviews the terms of convertible debt, equity instruments, and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately. In connection with the convertible debt agreements, the Company issued shares of common stock and common stock warrants. The Company has allocated the net proceeds from the debt agreements to the estimated fair value of these equity-linked instruments, which is recorded as a discount to the related debt balances. The Company amortizes the debt discount over the contractual maturity of the related debt agreements.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2020-06 for the year beginning January 1, 2021.

Change in Accounting Principle

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2020-06 for the year beginning January 1, 2021.

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

3. CORONAVIRUS PANDEMIC

During 2020 a strain of coronavirus (COVID-19) was reported worldwide resulting in decreased economic activity and closures of businesses which has adversely affected the broader global economy. The virus has continued to affect the economy through 2022. The Company is taking all necessary steps to keep its business premises in a safe environment and is constantly monitoring the impact of COVID-19. At this time, the extent to which COVID-19 will impact the economy and the Company is uncertain. Pandemics or other significant public heath events could have a material adverse effect on the Company and the results of its operations in the future.

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

In February 2021, the Company amended its Articles of Incorporation to increase the number of authorized shares of its common stock to 325,000,000 shares.

In April 2022, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 750,000,000 shares and to authorize 50,000,000 shares of preferred stock.

In November 2022, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 2,500,000,000 shares.

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

6. PREFERRED STOCK

During the year ended December 31, 2022, pursuant to six separate Exchange Agreements a total of 42,000 shares of Series A Preferred Stock were issued in exchange for a total of 123,472,996 shares of common stock, which shares of common stock were cancelled and returned to the status of authorized and unissued.

7. COMMON STOCK

Common Stock Issued for Cash

Year Ended December 31, 2022

During the year ended December 31, 2022, the Company did not issue shares of common stock for cash.

Year Ended December 31, 2021

Regulation A Offering (SEC File No. 024-11215) (“Reg A #1”). During the year ended December 31, 2021, the Company sold (a) a total of 4,875,000 shares of its common stock for a total of $195,000, or $0.04 per share, in cash, and (b) a total of 4,687,500 shares of its common stock for a total of $150,000, or $0.032 per share, in cash, under the Reg A #1.

Regulation A Offering (SEC File No. 024-11621) (“Reg A #2”). During the year ended December 31, 2021, the Company sold a total of 93,033,333 shares of its common stock for a total of $1,395,500, or $0.015 per share, in cash under the Reg A #2.

Common Stock Issued for Services

Year Ended December 31, 2022

In January 2022, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $7,500 of its common stock for each month of the six-month term of such agreement. During the nine months ended September 30, 2022, the Company issued a total of 2,300,000 shares of its common stock pursuant to this agreement, which shares were valued at $34,500. At December 31, 2022, the Company was obligated to issue $22,500 in shares of its common stock pursuant to this agreement, which amount is included in the Company’s accounts payable at December 31, 2022.

In April 2022, the Company entered into an executive services agreement with its Executive Vice President, William J. LoBell, pursuant to which it is obligated to issue 1,000,000 shares of its common stock upon execution of such agreement, then 500,000 shares of its common stock on each of July 1, 2022, October 1, 2022, January 1, 2023, and April 1, 2023. At December 31, 2022, the Company was obligated to issue a total of 2,000,000 shares of its common stock pursuant to this agreement, the total value of which, $20,000, is included in the Company’s accounts payable at December 31, 2022. All 2,000,000 shares were issued subsequent to December 31, 2022.

Year Ended December 31, 2021

In October 2021, the Company issued 13,000,000 shares of its common stock to a third party consultant, which shares were valued at $0.0195 per share, or $253,500, in the aggregate.

In September 2021, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $3,000 of its common stock for each month of the three-month term of such agreement, in arrears. In October, November and December 2021, the Company became obligated to issue a total of 600,000 shares of its common stock pursuant to this agreement. The 600,000 shares were valued at $0.015 per share, or $9,000, in the aggregate, which amount is included in accounts payable in the accompanying balance sheet. All 600,000 shares were issued subsequent to December 31, 2021.

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

Common Stock Issued for Debt Conversions

Year Ended December 31, 2022

During the year ended December 31, 2022, the Tri-Bridge Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$25,000	$0.001		24,999,998
Total Converted:	$25,000		Total Shares:	24,999,188

During the year ended December 31, 2022, $16,200 in accrued interest on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$16,200	$0.001		16,200,000
Total Converted:	$16,200		Total Shares:	16,200,000

During the year ended December 31, 2022, $28,500 in principal on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$28,500	$0.001		28,500,000
Total Converted:	$28,500		Total Shares:	28,500,000

During the year ended December 31, 2022, $9,500 in principal, $30,250 in interest and $7,000 in fees with respect to the Mast Hill Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$46,500	$0.001		46,500,000
Total Converted:	$46,500		Total Shares:	46,500,000

Year Ended December 31, 2021

During the year ended December 31, 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$15,000	$0.0162		925,926
	$20,000	$0.0143		1,398,601
	$20,500	$0.0143		1,666,434
Total Converted:	$55,500		Total Shares:	3,990,961

During the year ended December 31, 2021, the Power Up Note #2 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$15,000	$0.0137		1,094,891
	$20,000	$0.0093		2,150,538
	$11,110	$0.0081		1,371,605
Total Converted:	46,110*		Total Shares:	4,617,034
* This amount includes $2,610 of interest.

Common Stock Issued for Warrant Exercise

During the year ended December 31, 2022, the Company issued 5,062,500 shares of common stock upon the exercise of a portion of the Talos Warrants. The exercise of the Talos Warrants was on a cashless basis.

During the year ended December 31, 2022, the Company issued 9,375,000 shares of common stock upon the exercise of a portion of the Mast Hill Fund #1 Warrants. The exercise of the Mast Hill Fund #1 Warrants was on a cashless basis.

Cancellation of Common Stock

During the year ended December 31, 2022, pursuant to six separate Exchange Agreements, a total of 123,472,996 shares of common stock were cancelled and returned to the status of authorized and unissued in exchange for a total of 42,000 shares of Series A Preferred Stock.

8. WARRANTS

At December 31, 2022, the Company had reserved 421,282,935 shares of its common stock for the following outstanding warrants:

Outstanding as of January 1, 2022	---
Granted	435,720,435
Exchanged for common shares	14,437,500
Outstanding as of December 31, 2022	421,282,935

During the year ended December 31, 2022, 435,720,435 warrants were issued as part of debt and equity financings, 14,437,500 warrants were exercised and no warrants were forfeited. The relative fair value of the warrants was recorded as a debt discount or deferred offering cost at issuance and is amortized over the life of the related debt.

The Company used the following assumptions in estimating the fair value of warrants issued during the year ended December 31, 2022, are as follows:

Strike price	$0.001-0.008
Term (years)	5
Volatility	0.145%-0.148%
Risk free rate	2.81-2.66
Dividend yield	0

Talos Victory Fund, LLC

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

In connection with the Mast Hill Note #3, we issued to Mast Hill Fund 223,000,000 cashless warrants (the “Mast Hill Fund Note #3 Warrants”) with an exercise price of $0.001 per share.

In connection with the Equity Purchase Agreement with Mast Hill, we issued to Mast Hill 170,000,000 cashless warrants (the “Mast Hill EPA Warrants”) with an exercise price of $0.001 per share.

GS Capital Partners, LLC

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

As a placement agent fee in connection with the Mast Hill Note #3, in December 2022, the Company issued to Darbie 11,468,572 cashless warrants (the “Darbie Placement #4 Warrants”) with an exercise price of $0.0049 per share.

9.  CONVERTIBLE PROMISSORY NOTES – THIRD PARTIES

Tri-Bridge Ventures LLC

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

During the year ended December 31, 2022, the Tri-Bridge Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$25,000	$0.001		24,999,998
Total Converted:	$25,000		Total Shares:	24,999,188

At December 31, 2022 and 2021, accrued interest on the Tri-Bridge Note was $-0- and $4,178, respectively. The $4,178 in accrued interest was forgiven by Tri-Bridge.

EMA Financial, LLC

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

During the year ended December 31, 2021, the Power Up Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$15,000	$0.0162		925,926
	$20,000	$0.0143		1,398,601
	$20,500	$0.0143		1,666,434
Total Converted:	$55,500		Total Shares:	3,990,961

SE Holdings, LLC

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

During the year ended December 31, 2021, the Power Up Note #2 was repaid in full through conversion into shares of the Company’s common stock, as follows:

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

FirstFire Global Opportunities Fund LLC

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

Tiger Trout Capital Puerto Rico, LLC

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

During the year ended December 31, 2022, the Company repaid in full the remaining $200,000 balance of the Tiger Trout Note.

1800 Diagonal Lending LLC

In March 2022, the Company obtained a loan from Sixth Street Lending LLC, who later assigned the loan to an affiliated company, 1800 Diagonal Lending LLC, which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $228,200 face amount promissory note (the “1800 Diagonal Note #1”), with OID of $24,450 recorded as a debt discount and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. The Company has the right to repay the 1800 Diagonal Note #1 at any time, without penalty. Should the Company become in default on the 1800 Diagonal Note #1, the 1800 Diagonal Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

As of December 31, 2022, the Company was current in its repayment obligations under the 1800 Diagonal Note #1 and the 1800 Diagonal Note #1 had a remaining balance of $45,640 at December 31, 2022.

Talos Victory Fund, LLC

In May 2002, the Company obtained a loan from Talos Victory Fund, LLC which netted the Company $107,780 in proceeds. In consideration of such loan, the Company issued a $135,000 face amount promissory note (the “Talos Note #1”), with OID of $13,500 recorded as a debt discount, commissions of $9,720 and legal fees of $4,000. The Talos Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.005 per share, subject to a 4.99% equity blocker.

During the year ended December 31, 2022, $16,200 in accrued interest on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$16,200	$0.001		16,200,000
Total Converted:	$16,200		Total Shares:	16,200,000

During the year ended December 31, 2022, $28,500 in principal on the Talos Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$28,500	$0.001		28,500,000
Total Converted:	$28,500		Total Shares:	28,500,000

At December 31, 2022, the Talos Note #1 had a remaining balance of $106,500.

Mast Hill Fund, L.P.

In May 2002, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $250,000 face amount promissory note (the “Mast Hill Note #1”), with OID of $25,000 recorded as a debt discount, commissions of $18,000 and legal fees of $7,000. The Mast Hill Note #1 is due in May 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.005 per share, subject to a 4.99% equity blocker.

In December 2022, the Mast Hill Note #1 was amended to increase the principal by $100,000, which amount represents financing fees. Also in December 31, 2022, the Company repaid $100,000 in principal of the Mast Hill Note #1.

During the year ended December 31, 2022, $9,500 in principal, $30,000 in interest and $7,000 in fees with respect to the Mast Hill Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$46,500	$0.001		46,500,000
Total Converted:	$46,500		Total Shares:	46,500,000

At December 31, 2022, the Mast Hill Note #1 had a remaining balance of $240,500.

GS Capital Partners, LLC

In June 2022, we obtained a loan from GS Capital Partners, LLC which netted our company $63,650 in proceeds. In consideration of such loan, we issued a $70,000 face amount promissory note (the “GS Capital Note #1”), with OID of $6,500 recorded as a debt discount, a finder’s fee of $4,900 and legal fees of $3,000, with principal and interest payable in 10 equal monthly payments of $7,840 beginning in September 2022. The Company has the right to repay the GS Capital Note #1 at any time, without penalty. Should the Company become in default on the GS Capital Note #1, the GS Capital Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 70% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

As of December 31, 2022, the Company was current in its repayment obligations under the GS Capital Note #1 and the GS Capital Note #1 had a remaining balance of $42,000 at December 31, 2022.

Boot Capital, LLC

In August 2022, the Company obtained a loan from Boot Capital, LLC which netted the Company $56,000 in proceeds. In consideration of such loan, the Company issued a $61,600 face amount promissory note (the “Boot Capital Note #1”), with OID of $5,600 recorded as a debt discount, commissions of $3,360 and legal fees of $2,500. The Boot Capital Note #1 is due in August 2023 and is convertible into shares of the Company’s common stock at any time after 180 days of issuance at a conversion price at a 40% discount to the then-market price of the Company’s common stock, subject to a 4.99% equity blocker.

At December 31, 2022, the Boot Capital Note #1 had a remaining balance of $61,600.

Mast Hill Fund, L.P.

In September 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $130,500 in proceeds. In consideration of such loan, the Company issued a $145,000 face amount promissory note (the “Mast Hill Note #2”), with OID of $14,500 recorded as a debt discount, commissions of $10,440 and legal fees of $3,000. The Mast Hill Note #2 is due in September 2023 and is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0025 per share, subject to a 4.99% equity blocker.

At December 31, 2022, the Mast Hill Note #2 had a remaining balance of $145,000.

1800 Diagonal Lending LLC

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

At December 31, 2022, the 1800 Diagonal Note #2 had a remaining balance of $103,750.

Mast Hill Fund, L.P.

In December 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $179,650 in proceeds. In consideration of such loan, the Company issued a $223,000 face amount senior secured promissory note (the “Mast Hill Note #3”), with OID of $22,300 recorded as a debt discount, commissions of $16,050 and legal fees of $5,000. The Mast Hill Note #3 is due in December 2023 and is convertible into shares of our common stock at any time at a conversion price of $0.001 per share, subject to a 4.99% equity blocker. In connection with the Mast Hill Note #3, we issued to Mast Hill 223,000,000 cashless warrants with an exercise price of $.001 per share. Additionally, we issued 11,468,572 cashless warrants with an exercise price of $0.0014 per share to Darbie, as a placement agent fee, in connection with the Mast Hill Note #3.

At December 31, 2022, the Mast Hill Note #3 had a remaining balance of $223,000.

10.  LOANS PAYABLE - RELATED PARTIES

Year Ended December 31, 2022

During the year ended December 31, 2022, the Company obtained $70,500 in advances from Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of the Company’s officers and directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan. The funds were used to make payment on the 1800 Diagonal Note #1 and for working capital. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At December 31, 2022, the Company owed Touchstone $70,500.

During the year ended December 31, 2022, the Company obtained an advance from its President, Fabian G. Deneault, in the amount of $10,000. The funds were used for marketing expenses. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At December 31, 2022, the Company owed Mr. Deneault $10,000.

At December 31, 2022, the Company owed Astonia LLC $5,242 in principal and $491 in interest, and (b) EF2T, Inc. $4,470 in principal and $996 in interest.

Year Ended December 31, 2021

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

At December 31, 2021, the Company owed (a) Astonia LLC $5,242 in principal and $268 in interest, and (b) EF2T, Inc. $4,470 in principal and $773 in interest.

11. RELATED PARTY TRANSACTIONS

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

Pursuant to the Exchange Agreements, the Company issued a total of 42,000 shares of its Series A Preferred Stock, in exchange for a total of 123,472,996 shares of its common stock, as follows:

Exchange Agreement	Number of Shares of Common Stock to be Exchanged	Number of Shares of Series A Preferred Stock to be Issued
Deneault Agreement	49,746,253 shares	14,250 shares
Newlan Agreement	49,317,406 shares	14,250 shares
Sluss Agreement	1,115,002 shares	1,000 shares
EFT Holdings Agreement	18,221,906 shares	9,778 shares
EF2T Agreement	2,240,768 shares	1,202 shares
Astonia Agreement	2,831,661 shares	1,520 shares
	123,472,996 shares	42,000 shares

The 123,472,996 shares of common stock received by the Company pursuant to the Exchange Agreements were cancelled and returned to the status of authorized and unissued.

Advances from Related Parties

Year Ended December 31, 2022

During the year ended December 31, 2022, the Company obtained $70,500 in advances from Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of the Company’s officers and directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan. The funds were used to make payment on the 1800 Diagonal Note #1 and for working capital. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At December 31, 2022, the Company owed Touchstone $70,500.

During the year ended December 31, 2022, the Company obtained an advance from its President, Fabian G. Deneault, in the amount of $10,000. The funds were used for marketing expenses. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. At December 31, 2022, the Company owed Mr. Deneault $10,000.

At December 31, 2022, the Company owed (a) Astonia LLC $5,242 in principal and $491 in interest, and (b) EF2T, Inc. $4,470 in principal and $996 in interest

Year Ended December 31, 2021

During the year ended December 31, 2021, the Company obtained an advance from one of its officers and directors, Eric Newlan, as follows:

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

At December 31, 2022, the Company owed (a) Astonia LLC $5,242 in principal and $268 in interest, and (b) EF2T, Inc. $4,470 in principal and $773 in interest.

Employment Agreement

In April 2022, the Company entered into an employment agreement with one of its executive officers, William J. LoBell. This agreement is for a two-year term. Under the agreement, Mr. LoBell was to be issued 1,000,000 shares of Company common stock as a signing bonus and he is to be issued 500,000 shares of our common stock on the first day of July 2022, October 2022, January 2023 and April 2023. By the terms of this agreement, all shares of common stock issued to Mr. LoBell are valued at $0.01 per share. At December 31, 2022, the Company was obligated to issue a total of 2,000,000 shares of its common stock pursuant to this agreement, the total value of which, $33,333, is included in the Company’s accounts payable at December 31, 2022. All 2,000,000 shares were issued subsequent to December 31, 2022. Additionally, Mr. LoBell is to be paid a monthly salary of $5,000.

Common Stock Issued for Services

In April 2022, the Company entered into an executive services agreement with its Executive Vice President, William J. LoBell, pursuant to which it is obligated to issue 1,000,000 shares of its common stock upon execution of such agreement, then 500,000 shares of its common stock on each of July 1, 2022, October 1, 2022, January 1, 2023, and April 1, 2023. At December 31, 2022, the Company was obligated to issue a total of 2,000,000 shares of its common stock pursuant to this agreement, the total value of which, $20,000, is included in the Company’s accounts payable at December 31, 2022. All 2,000,000 shares were issued subsequent to December 31, 2022.

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

As of December 31, 2022, the Company owed Touchstone Enviro Solutions, Inc. $3,300 in royalties, which amount has been accrued.

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

12. SECURITIES EXCHANGE AGREEMENTS

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

Pursuant to the Exchange Agreements, the Company issued a total of 42,000 shares of its Series A Preferred Stock, in exchange for a total of 123,472,996 shares of its common stock, as follows:

Exchange Agreement	Number of Shares of Common Stock to be Exchanged	Number of Shares of Series A Preferred Stock to be Issued
Deneault Agreement	49,746,253 shares	14,250 shares
Newlan Agreement	49,317,406 shares	14,250 shares
Sluss Agreement	1,615,002 shares	1,000 shares
EFT Holdings Agreement	18,221,906 shares	9,778 shares
EF2T Agreement	2,240,768 shares	1,202 shares
Astonia Agreement	2,831,661 shares	1,520 shares
	123,472,996 shares	42,000 shares

The 123,472,996 shares of common stock received by the Company pursuant to the Exchange Agreements were cancelled and returned to the status of authorized and unissued.

13. NEW MITEXSTREAM AGREEMENT

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

As of December 31, 2022, the Company owed Touchstone Enviro Solutions, Inc. $3,300 in royalties, which amount has been accrued.

14. ASSET PURCHASE

In December 2020, a newly-formed subsidiary of the Company, Big Sky American Dist., LLC, a Montana limited liability company (“Big Sky American”), which distributes the Company’s Grizzly Creek Naturals CBD and other consumer products in Western Montana, entered into an asset purchase (the “Big Sky APA”), whereby it purchased certain distribution-related assets associated with approximately 200 retail locations in Western Montana for $200,000 in cash, in February 2021. The purchased assets consisted of $10,000 of furniture and equipment and $190,000 of an intangible asset, a customer list, which was amortized over 18 months.

15. INTANGIBLE ASSET

The Company has an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list that was amortized over 18 months.  The asset has been fully amortized as of December 31, 2022.

16. INVENTORY

Inventory at December 31, 2022, consists of the following:

Raw Materials	$28,310
Work in Process	60,071
$88,381

17. STOCKHOLDER RECEIVABLE

At December 31, 2022 and 2021, cash relating to a stockholder receivable of BB Potentials for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of BB Potentials. The stockholder receivable relates to 42,885 shares of Company common stock.

18. REGULATION A OFFERINGS

Reg A #1. During the year ended December 31, 2021, the Company sold (a) a total of 4,875,000 shares of its common stock for a total of $195,000, or $0.04 per share, in cash, and (b) a total of 4,687,500 shares of its common stock for a total of $150,000, or $0.032 per share, in cash, under the Reg A #1.

Reg A #2. During the year ended December 31, 2021, the Company sold a total of 93,033,333 shares of its common stock for a total of $1,395,500, or $0.015 per share, in cash under the Reg A #2.

19. INCOME TAXES

The Company’s federal income tax returns for the years ended December 31, 2019, through December 31, 2021, remain subject to examination by the Internal Revenue Service, as of December 31, 2022.

No provision was made for federal income tax for the year ended December 31, 2022, since the Company had net operating losses.

The Company has available net operating loss carry-forward of approximately $5,468,000 which begins to expire in 2029 unless utilized beforehand. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. As presented below, the Company generated a deferred tax asset through the net operating loss carry-forward. However, a 100% valuation allowance has been established because the ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the period in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a full valuation allowance such that the net deferred tax asset is $0, as of December 31, 2022 and 2021.

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

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,146,386	$798,046
Less: valuation allowance	(1,146,386)	(798,046)
Net deferred tax assets	$-	$-

20. LEASING COMMITMENTS

At December 31, 2022, the Company had no existing operating lease.

21. EQUITY PURCHASE AGREEMENT

In December 2022, the Company entered into an Equity Purchase Agreement (the “Equity Agreement”), together with a registration rights agreement, with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company has the right to sell to Mast Hill up to $5,000,000 in shares of Company common stock, subject to certain limitations. Mast Hill was also issued a five-year warrant to purchase 170,000,000 shares of Company common stock at an exercise price of $0.001 per share with standard anti-dilution provisions and cashless exercise. For the 170,000,000 stock warrants issued, the Company used the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrants was $76,293, which was recorded as deferred offering costs.

Under the terms and subject to the conditions of the Equity Agreement, Mast Hill is obligated to purchase up to $5,000,000 in shares of Company common stock (subject to certain limitations) from time to time over the 24-month period commencing on the date of the Equity Agreement. The price per share of Company common stock shall be ninety percent (90%) of the average of the two (2) lowest volume weighted average prices of the common stock for seven trading days following the clearing date associated with the put notice delivered by the Company to Mast Hill. The minimum amount of each put shall be $20,000 and the maximum shall be the lower of 150% of the average daily trading volume and $500,000.

The Company’s sales of shares of Company common stock to Mast Hill under the Equity Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Mast Hill and its affiliates, at any single point in time, of more than 4.99% of the then-outstanding shares of Company common stock.

The Company agreed with Mast Hill that it will not enter into any other credit equity line agreements without the prior consent of Mast Hill.

Pursuant to the terms of the registration rights agreement, the Company is obligated to file a registration statement with the SEC with respect to the shares of Company common stock issuable to Mast Hill in connection with the Equity Agreement.

22. SUBSEQUENT EVENTS

Loan Repayment

In January 2023, the 1800 Diagonal Note #2 was repaid in full.

Loan From Third Party

In January 2023, we obtained a loan from 1800 Diagonal Lending LLC, which netted the Company $125,330.20 in proceeds. In consideration of such loan, the Company issued a $144,569.20 face amount promissory note (the “1800 Diagonal Note #3”), with OID of $15,489, a one-time interest charge of $17,348.30, legal fees of $3,000 and $750 in due diligence fees, with principal and interest payable in 10 equal monthly payments of $16,191.75 beginning in February 2023. The Company has the right to repay the 1800 Diagonal Note #3 at any time, without penalty. Should the Company become in default on the 1800 Diagonal Note #3, the 1800 Diagonal Note #3 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date.

Facility Lease

In January 2023, the Company entered into a lease for the operating facility described below.

Address	Description	Use	Yearly Rent	Expiration Date
11961 Hilltop Road Building 7 – Suite 22 Argyle, Texas 76226	Office/Warehouse (1,500 sq. ft.)	Administrative/ Warehousing	$8,700 *	January 31, 2025

*

 The Company is a co-lessee under the lease agreement by which it rents this facility. The Company’s co-lessee is Petro X Solutions, Inc., a wholly-owned subsidiary of Accredited Solutions, Inc., a publicly-traded company (symbol: ASII), an affiliate the Company. By agreement with Petro X Solutions, each party is responsible for 50% of the rent and all tenancy-related expenses. However, should Petro X Solutions default in its rent obligations, the Company would be responsible for paying the entire monthly rental amount of $1,450.

Common Stock Issued for Services

In March 2023, the Company issued a total of 2,000,000 shares of its common stock pursuant to an employment agreement with the Company’s Executive Vice President, William J. LoBell, the total value of which, $20,000, was included in the Company’s accounts payable at December 31, 2022. In March 2023, the Company issued an additional 500,000 shares of its common stock pursuant to such employment agreement, the aggregate valued of which shares was $5,000.

Common Stock Issued for Debt Conversions

Talos Victory Fund, LLC

Subsequent to December 31, 2022, the Talos Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$106,500	$0.001		106,500,000
Total Converted:	$106,500		Total Shares:	106,500,000

Mast Hill Fund, L.P.

Subsequent to December 31, 2022, $36,650 in principal and $5,250 in fees with respect to the Mast Hill Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$41,900	$0.001		41,900,000
Total Converted:	$41,900		Total Shares:	41,900,000

Boot Capital, LLC

Subsequent to December 31, 2022, $6,250 in principal of the Boot Capital Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted		Conversion Price Per Share	Number Shares
	$6,250	$0.0003		20,833,333
Total Converted:	$6,250		Total Shares:	20,8333,333

Other

Management has evaluated subsequent events through March 20, 2023.

