Form 10-Q
period 2023-03-31
Black Bird Biotech, Inc.
filed 2023-05-22
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 658,855,696 as of May 22, 2023.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Consolidated Balance Sheets

	3/31/23 (unaudited)	12/31/22 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,234	$44,448
Other current assets
Inventory	82,987	88,381
Accounts receivable	2,315	2,259
Right of use asset - operating lease	6,128	---
Total current assets	98,664	135,088
OTHER ASSETS
Fixtures and equipment	6,009	7,127
Deferred offering cost	76,293	76,293
Right of use asset - operating lease	9,199	---
Other asset	1,000	---
Total other assets	92,501	83,420
TOTAL ASSETS	$191,165	$218,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$61,950	$103,849
Accrued interest payable	32,444	15,977
Due to related party	104,123	79,077
Third-party notes payable, net of loan fees of $46,544 (unaudited) and debt discount of $113,286 (unaudited) at March 31, 2023, and net of loan fees of $142,190 and debt discount of $156,024 at December 31, 2022, respectively	703,325	669,775
Lease liability - operating	6,128	---
Total current liabilities	907,970	868,678
Long-term liabilities
Lease liability - operating	9,199	---
Total long-term liabilities	9,199	---
TOTAL LIABILITIES	$917,169	$868,678

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 42,000 and 42,000 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	$42	$42
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 530,136,997 and 310,695,330 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	530,136	310,695
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	3,291,701	3,320,042
Retained earnings (accumulated deficit)	(4,546,883)	(4,279,949)
Total stockholders’ equity	(726,004)	(650,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,165	$218,508

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2023 (unaudited)	2022 (unaudited)
Sales	$7,385	$13,802
Cost of goods sold	3,999	7,970
Gross profit (loss)	3,386	5,832
Expense
Consulting services	---	63,100
Website expense	175	1,720
Depreciation expense	1,118	1,118
Amortization expense	---	31,667
Legal and professional services	7,350	5,100
Advertising and marketing	---	102,245
License fee	4,325	16,998
Rent	2,582	1,800
General and administrative	70,610	285,104
Total expenses	86,160	508,852
Net operating loss	(82,774)	(503,020)
Other expense
Interest expense	(184,261)	(167,338)
Interest income	101	---
Total other income (expense)	(184,160)	(167,338)
Profit (loss) before taxes	(266,934)	(670,358)
Income tax expense	---	---
Net profit (loss)	$(266,934)	$(670,358)

Net profit (loss) per common share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	433,167,850	301,230,828
Diluted	894,450,785	346,355,206

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

	Preferred Stock			Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount		Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2022	42,000		$42	310,695,330	$310,695	$(1,000)	$3,320,042	$(4,279,949)	$(650,170)
Common stock issued for debt cancellation	---		---	68,541,667	68,541	---	(50,841)	---	17,700
Common stock issued for debt cancellation	---		---	41,900,000	41,900	---	---	---	41,900
Common stock issued for debt cancellation	---		---	106,500,000	106,500	---	---	---	106,500
Common stock issued for services	---		---	2,500,000	2,500	---	22,500	---	25,000
Net loss	---		---	---	---	---	---	$(266,934)	(266,934)
Balance, March 31, 2023	42,000		$42	530,136,997	$530,136	$(1,000)	3,291,701	$(4,546,883)	$(726,004)

Balance, December 31, 2021	---	$	---	301,230,828	$310,693	$(1,000)	$2,991,163	$(2,621,183)	$670,210
Net loss	---		---	---	---	---	---	(670,358)	(670,358)
Balance, March 31, 2022	---	$	---	301,230,828	$301,230	$(1,000)	$2,991,163	$(3,291,541)	$(148)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners)

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(266,934)		$(670,358)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services		5,000		---
Depreciation and amortization		158,741		32,784
Non-cash debt conversion fees		5,250		---
Account receivable		(56)		(708)
Debt amortization		---		166,667
Prepaid consulting fees		---		62,600
Accrued interest		16,467		672
Inventory		5,394		(4,166)
Accrued expenses		(21,899)		14,553
Other asset		(1,000)		---
Net cash used for operating activities		(99,037)		(397,956)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans payable - third party		(88,553)		(200,000)
Proceeds loans payable - third parties		125,330		---
Proceeds from issuance of common stock		---		203,750
Net advances from related party		25,046		---
Net cash provided by financing activities		61,823		3,750
Net increase (decrease) in cash and cash equivalents		(37,214)		(394,206)
Cash and cash equivalents at beginning of period		44,448		499,766
Cash and cash equivalents at end of period		$7,234		$105,560

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay third-party debt		$160,850	$	---
Common stock issued for services for reduction in accounts payable		$20,000	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$	---	$	---
Interest paid		$10,171	$	---

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

(formerly Digital Development Partners, Inc.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

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

These unaudited interim consolidated financial statements, as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2023. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities Exchange Commission.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had a working capital deficit of $809,306 (unaudited) as of March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities will necessitate significant uses of working capital for 2023 and beyond. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s researching for new markets. The Company plans to continue financing its operations with cash received from financing activities, more specifically from related party loans.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of March 31, 2023, and December 31, 2022.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are potential dilutive securities as of March 31, 2023 and 2022.

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

Accounts Receivable and Revenue Recognition

Accounts receivable is recorded net of an allowance for expected losses. As of March 31, 2023 and 2022, there is $-0- and $-0- recorded as allowance for doubtful accounts. Revenue is recognized at the point of invoicing for sales of inventory.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the life of the loan using the straight-line method which approximates the effective interest method. As of March 31, 2023, there were $46,544 in unamortized loan fees.

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

Leases

Under the lease standard, ASC 842, Leases, right of use assets and lease liabilities are established on the balance sheet for leases with an expected term greater than a year by discounting the amounts of fixed rent payments in the lease agreement for the duration of the lease, which is reasonably certain, considering the probability of exercising any early termination and extension options. Assets leased for only a portion of their useful lives are accounted for as operating leases.

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

3. CORONAVIRUS PANDEMIC

During 2020 a strain of coronavirus (COVID-19) was reported worldwide resulting in decreased economic activity and closures of businesses which has adversely affected the broader global economy. The virus, including the responses thereto, has continued to affect the economy into 2023. At this time, the extent to which COVID-19 will continue to impact the economy and the Company is uncertain. Pandemics or other significant public heath events could have a material adverse effect on the Company and the results of its operations in the future.

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

6. COMMON STOCK

Common Stock Issued for Services

Three Months Ended March 31, 2023

In April 2022, the Company entered into an executive services agreement with a former executive officer, pursuant to which it was obligated to issue 1,000,000 shares of its common stock upon execution of such agreement, then 500,000 shares of its common stock on each of July 1, 2022, October 1, 2022, January 1, 2023, and April 1, 2023. At December 31, 2022, the Company was obligated to issue a total of 2,000,000 shares of its common stock pursuant to this agreement, the total value of which, $20,000, is included in the Company’s accounts payable at December 31, 2022. All 2,000,000 shares were issued subsequent to December 31, 2022. In addition, during the three months ended March 31, 2023, the Company issued 500,000 shares under this agreement, which shares were valued at $5,000.

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

Common Stock Issued for Debt Conversions

Talos Victory Fund, LLC. During the three months ended March 31, 2023, the Talos Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$106,500	$0.001	106,500,000
Total Converted: $106,500		Total Shares: 106,500,000

Mast Hill Fund, L.P. During the three months ended March 31, 2023, $36,650 in principal and $5,250 in fees on the Mast Hill Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$36,650	$0.001	41,900,000
Total Converted: $36,650		Total Shares: 41,900,000

Boot Capital, LLC. During the three months ended March 31, 2023, $17,700 in principal on the Boot Capital Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$6,250	$0.0003	20,833,333
5,725	0.00024	23,854,167
5,725	0.00024	23,854,167
Total Converted: $17,700		Total Shares: 68,541,667

NOTE 7. WARRANTS

At March 31, 2023, the Company had reserved 421,282,935 shares of its common stock for the following outstanding warrants:

Outstanding as of December 31, 2022	421,282,935
Granted	---
Exchanged for common shares	---
Outstanding as of March 31, 2023	421,282,935

NOTE 8. NEW MITEXSTREAM AGREEMENT

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

9. INTANGIBLE ASSET

The Company had an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and was being amortized over 18 months. The Company recorded amortization expense in the amount of $0 and $31,667 for the periods ended March 31, 2023 and 2022, respectively. As of December 31, 2022, the intangible asset had been completely amortized.

10. CONVERTIBLE PROMISSORY NOTES – THIRD PARTIES

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

During the year ended December 31, 2022, the Tri-Bridge Note #1 was repaid in full through conversion into shares of the Company’s common stock.

At March 31, 2023 and 2022, accrued interest on the Tri-Bridge Note was $-0- and $4,370, respectively.

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

The 1800 Diagonal Note #1 was paid in full during the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, the Talos Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$106,500	$0.001	106,500,000
Total Converted: $106,500		Total Shares: 106,500,000

At March 31, 2023, the Talos Note #1 had a remaining balance of $-0- and $106,500, respectively.

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

During the three months ended March 31, 2023, $36,650 in principal and $5,250 in fees on the Mast Hill Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$36,650	$0.001	41,900,000
Total Converted: $36,650		Total Shares: 41,900,000

At March 31, 2023, and December 31, 2022, the Mast Hill Note #1 had a remaining balance of $240,500 .

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

As of March 31, 2023, the Company was delinquent in its repayment obligations under the GS Capital Note #1. The GS Capital Note #1 had a remaining balance of $28,000 and $42,000 at March 31, 2023, and December 31, 2022, respectively.

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

During the three months ended March 31, 2023, $17,700 in principal on the Boot Capital Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$6,250	$0.0003	20,833,333
5,725	0.00024	23,854,167
5,725	0.00024	23,854,167
Total Converted: $17,700		Total Shares: 68,541,667

At March 31, 2023, and December 31, 2022, the Boot Capital Note #1 had a remaining balance of $43,900 and $61,600, respectively.

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

At March 31, 2023, and December 31, 2022, the Mast Hill Note #2 had a remaining balance of $145,000.

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

At March 31, 2023, and December 31, 2022, the 1800 Diagonal Note #2 had a remaining balance of $103,750.

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

At March 31, 2023, and December 31, 2022, the Mast Hill Note #3 had a remaining balance of $223,000.

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

At March 31, 2023, the Company was current in its payment obligations under the 1800 Diagonal Note #3 and the 1800 Diagonal Note #3 had a remaining balance of $115,655.

11. STOCKHOLDER RECEIVABLE

At March 31, 2023 and 2022, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

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

13. RELATED PARTY TRANSACTIONS

Advances from Related Parties

Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company obtained $25,046 in advances from related parties.

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

The disinterested Directors of the Company approved the New MiteXstream Agreement

14. LOANS PAYABLE – RELATED PARTIES

Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company obtained $25,046 in advances from Eric Newlan, Vice President and a Director of the Company. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. As of March 31, 2023, the Company owed Mr. Newlan the amount of $25,681.

As of March 31, 2022, the Company owed $68,800 to Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of the Company’s officers and directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan. Such amount accrues no interest and is due on demand.

As of March 31, 2022, the Company owed $4,400 to Fabian G. Deneault, President and a Director of the Company. Such amount accrues no interest and is due on demand.

As of March 31, 2023, the Company owed Astonia LLC $5,242 in principal and $556 in accrued and unpaid interest.

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company did not obtain any loans from related parties. As of March 31, 2022, the Company owed Astonia LLC $5,242 in principal and $268 in accrued and unpaid interest.

15. LEASE

 The Company entered into a lease agreement for office space in Argyle, Texas, beginning January 9, 2023, and ending on January 31, 2025. The monthly rents over the 24-month period amount to $1,450. An operating lease liability calculated using a discount rate of 4.19% and a right of use asset of $17,195 were recorded at the lease commencement date of January 9, 2023. The balance of the right of use asset and the related lease liability for this lease were $15,327 and $15,327, respectively, at March 31, 2023. Operating lease costs associated with this lease were $1,868, for the period ended March 31, 2023.

Future minimum lease payments under the operating leases are as follows:

Period Ended March 31,	Amount
2023	$6,525
2024	8,700
2025	725
Total minimum lease payments	15,950
Less: amount of lease payments representing interest	(623)
Present value of future minimum lease payments	15,327
Less: current liability under lease	(6,128)
Long-term lease liability	$9,199

In January 2023, the Company entered into a lease for the operating facility described below.

Address	Description	Use	Yearly Rent		Expiration Date
11961 Hilltop Road Building 7 – Suite 22 Argyle, Texas 76226	Office/Warehouse (1,500 sq. ft.)	Administrative/ Warehousing	$8,700	*	January 31, 2025

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

16.  SUBSEQUENT EVENTS

Common Stock Issued for Debt Conversions

GS Capital Partners, LLC. Subsequent to March 31, 2023, $8,700 in principal and $960 in interest on the Boot Capital Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$4,800	$0.000203125	26,194,560
3,900	0.00017875	26,057,678
Total Converted: $8,700		Total Shares: 52,252,238

Mast Hill Fund, L.P. Subsequent to March 31, 2023, $15,060 in interest on the Mast Hill Note #2 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,060	$0.0003	50,200,000
Total Converted: $15,060		Total Shares: 50,200,000

Loans From a Related Party

Subsequent to March 31, 2023, the Company has obtained a total of $21,000 in advances from Eric Newlan, Vice President and a Director of the Company, which funds were used to pay operating expenses of the Company. Such funds were obtained as a loan on open account, accrue no interest and are due on demand.

Other

Management has evaluated subsequent events through May 22, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (BB Potentials), Big Sky American Dist., LLC (Big Sky American) and Black Bird Hemp Manager, LLC, for the three months ended March 31, 2023 and 2022.

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

Results of Operations

Three Months Ended March 31, 2023 (“Interim 2023”) and 2022 (“Interim 2022”). Our 2021 purchase of certain distribution-related assets pursuant to the Big Sky APA was made with an expectation that an immediately accessible larger number of retail locations would allow us to increase more quickly sales of our CBD products. Big Sky American, since beginning its consumer product distribution operations in Northwest Montana in April 2021, has had a positive impact on our operating results, when compared to our prior operating results. However, our anticipated increase in sales of our CBD products has not yet occurred. During Interim 2023, sales of non-CBD consumer products we lower compared to prior periods, which followed a trend beginning during the summer of 2022, when Western Montana experiences a significant reduction in tourism. During Interim 2023, sales of MiteXstream were relatively small, though slightly higher from the fourth quarter of 2022, as we began to place product in Ace Hardware stores across Montana.

During Interim 2023, our business operations generated $7,385 (unaudited) in revenues from sales with a cost of goods sold of $3,999 (unaudited), resulting in a gross profit of $3,386 (unaudited). During Interim 2022, our business operations generated $13,802 (unaudited) venues from sales with a cost of goods sold of $7,970 (unaudited), resulting in a gross profit of $5,832 (unaudited).

During Interim 2023, we incurred operating expenses of $86,160 (unaudited), which were comprised of $175 (unaudited) in website expenses, $1,118 (unaudited) in depreciation and amortization, $7,350 (unaudited) in legal and professional services, $2,582 (unaudited) in rent, $4,325 (unaudited) in license fee and $70,610 (unaudited) in general and administrative expense, resulting in a net operating loss of $82,774 (unaudited). In addition, we incurred total other expense of $184,160 (unaudited), which was comprised of $184,261 (unaudited) in interest expense offset by $101 (unaudited) in interest income, resulting in a net loss for Interim 2023 of $266,934 (unaudited).

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

We expect that our revenues will increase from quarter to quarter beginning with the third quarter of 2023, as sales of MiteXstream are expected to increase from our recently-initiated marketing efforts. There is no assurance that such will be the case, and we expect to incur operating losses through at least December 31, 2023. Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream, we cannot predict the levels of our future revenues.

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

Financial Condition, Liquidity and Capital Resources

March 31, 2023. At March 31, 2023, our company had $7,234 (unaudited) in cash and a working capital deficit of $809,306 (unaudited), compared to $44,448 in cash and a working capital deficit of $824,230 at December 31, 2022. The change in our working capital position from December 31, 2022, to March 31, 2023, is attributable primarily to our inability to increase sales of our products, our repayment of debt, the payment of increased marketing expenses and the payment of operating expenses.

Our company’s current cash position of approximately $5,000 is not adequate for our company to maintain its present level of operations through the remainder of 2023. We must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

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

Third-Party Loans.

Tri-Bridge Ventures LLC. In April 2020, the Company obtained a loan in the amount of $25,000 from Tri-Bridge Ventures LLC. In consideration of such loan, the Company issued a $25,000 face amount convertible promissory note (the “Tri-Bridge Note”) bearing interest at 10% per annum, with principal and interest due in January 2021. Tri-Bridge Note is convertible into shares of the Company’s common stock at the rate of one share for each $.001 of debt converted anytime after August 30, 2020. The Tri-Bridge Note was repaid in full through conversion into shares of the Company’s common stock during 2022. At March 31, 2023 and 2022, accrued interest on the Tri-Bridge Note was $-0- and $4,370, respectively.

Tiger Trout Capital Puerto Rico, LLC. In September 2021, the Company obtained a loan from Tiger Trout Capital Puerto Rico, LLC which netted the Company $250,000 in proceeds. In consideration of such loan, the Company issued a $500,000 face amount convertible promissory note (“Tiger Trout Note”), with OID of $250,000, with principal due in September 2022. During the three months ended March 31, 2022, Company repaid in full the remaining $200,000 balance of the Tiger Trout Note.

1800 Diagonal Lending LLC. In March 2022, the Company obtained a loan from Sixth Street Lending LLC, who later assigned the loan to an affiliated company, 1800 Diagonal Lending LLC, which netted the Company $200,000 in proceeds. In consideration of such loan, the Company issued a $228,200 face amount promissory note (the “1800 Diagonal Note #1”), with OID of $24,450 recorded as a debt discount and a one-time interest charge of $25,102, with principal and interest payable in 10 equal monthly payments of $25,330.20 beginning in May 2022. The Company has the right to repay the 1800 Diagonal Note #1 at any time, without penalty. Should the Company become in default on the 1800 Diagonal Note #1, the 1800 Diagonal Note #1 becomes convertible into shares of the Company’s common stock at a conversion price equal to 75% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the applicable conversion date. The 1800 Diagonal Note #1 was paid in full during the three months ended March 31, 2023.

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

                During the three months ended March 31, 2023, the remaining balance of the Talos Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$106,500	$0.001	106,500,000
Total Converted: $106,500		Total Shares: 106,500,000

At March 31, 2023 and 2022, the Talos Note #1 had a remaining balance of $-0- and $106,500, respectively.

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

During the three months ended March 31, 2023, $36,650 in principal and $5,250 in fees on the Mast Hill Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$36,650	$0.001	41,900,000
Total Converted: $36,650		Total Shares: 41,900,000

At March 31, 2023, and December 31, 2022, the Mast Hill Note #1 had a remaining balance of $240,500 and 240,500, respectively.

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

As of March 31, 2023, the Company was delinquent in its repayment obligations under the GS Capital Note #1. The GS Capital Note #1 had a remaining balance of $26,320 and $42,000 at March 31, 2023, and December 31, 2022, respectively.

Subsequent to March 31, 2023, $8,700 in principal and $960 in interest on the Boot Capital Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$4,800	$0.000203125	26,194,560
3,900	0.00017875	26,057,678
Total Converted: $8,700		Total Shares: 52,252,238

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

                During the three months ended March 31, 2023, $17,700 in principal on the Boot Capital Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$6,250	$0.0003	20,833,333
5,725	0.00024	23,854,167
5,725	0.00024	23,854,167
Total Converted: $17,700		Total Shares: 68,541,667

At March 31, 2023, and December 31, 2022, the Boot Capital Note #1 had a remaining balance of $43,900 and $61,600, respectively.

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

At March 31, 2023, and December 31, 2022, the Mast Hill Note #2 had a remaining balance of $145,000, respectively.

Subsequent to March 31, 2023, $15,060 in interest on the Mast Hill Note #2 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$15,060	$0.0003	50,200,000
Total Converted: $15,060		Total Shares: 50,200,000

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

At March 31, 2023, and December 31, 2022, the 1800 Diagonal Note #2 had a remaining balance of $103,750 and $103,750, respectively.

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

At March 31, 2023, and December 31, 2022, the Mast Hill Note #3 had a remaining balance of $223,000 and $223,000, respectively.

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

At March 31, 2023, the Company was current in its payment obligations under the 1800 Diagonal Note #3 and the 1800 Diagonal Note #3 had a remaining balance of $219,405.

Related-Party Loans. During the three months ended March 31, 2023, the Company obtained $25,531 in advances from Eric Newlan, Vice President and a Director of the Company. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. As of March 31, 2023, the Company owed Mr. Newlan the amount of $25,531.

As of March 31, 2022, the Company owed $70,500 to Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of the Company’s officers and directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan. Such amount accrues no interest and is due on demand.

As of March 31, 2022, the Company owed $10,000 to Fabian G. Deneault, President and a Director of the Company. Such amount accrues no interest and is due on demand.

As of March 31, 2023, the Company owed Astonia LLC $5,242 in principal and $556 in accrued and unpaid interest.

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

Off Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements.

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

In January 2023, we entered into a lease for the operating facility described below.

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

Capital Expenditures

We made no capital expenditures during the three months ended March 31, 2023, nor during the year ended December 31, 2022. Without obtaining additional capital, we will not be able to make any capital expenditures.

COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which our company operates.

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

As of the quarter ended March 31, 2023, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we did not issue shares of common stock that have not been reported previously.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
32.1*

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023

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

BLACK BIRD BIOTECH, INC.

By:	/s/ Fabian G. Deneault	Dated: May 22, 2023
Fabian G. Deneault
President (Principal Executive Officer)

