Form 10-Q
period 2023-06-30
Black Bird Biotech, Inc.
filed 2023-08-21
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File No. 000-52828

Black Bird Biotech, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0521119
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11961 Hilltop Road, Suite 11, Argyle, Texas 76226

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is 984,047,406 as of August 21, 2023.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

Consolidated Balance Sheets

	6/30/23 (unaudited)	12/31/22 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,720	$44,448
Inventory	77,244	88,381
Accounts receivable	3,189	2,259
Right of use asset - operating leases	8,977	-
Total current assets	96,130	135,088
OTHER ASSETS
Fixtures and equipment	4,890	7,127
Deferred offering cost	-	76,293
Right of use asset - operating lease	4,329	-
Other asset	1,000	-
Total other assets	10,219	83,420
TOTAL ASSETS	$106,349	$218,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$64,050	$103,849
Accrued interest payable	22,245	15,977
Due to related party	161,856	79,077
Third-party notes payable, net of loan fees of $17,266 (unaudited) and debt discount of $67,371 (unaudited) at June 30, 2023, and net of loan fees of $142,190 and debt discount of $156,024 at December 31, 2022, respectively	716,181	669,775
Lease liability – operating	8,977	-
Total current liabilities	973,309	868,678
Long-term liabilities
Lease liability – operating	4,329	-
Total long-term liabilities	4,329	-
TOTAL LIABILITIES	$977,638	$868,678

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 50,000,000 shares authorized, 42,000 and 42,000 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively	$42	$42
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 806,489,235 and 310,695,330 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively	803,489	310,695
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	3,070,018	3,320,042
Retained earnings (accumulated deficit)	(4,743,838)	(4,279,949)
Total stockholders’ equity	(871,289)	(650,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,349	$218,508

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Consolidated Statements of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Sales		$12,922		$30,943		$20,307		$44,745
Cost of goods sold		5,931		18,655		9,930		26,625
Gross profit (loss)		6,991		12,288		10,377		18,120
Expense
Consulting services		5,000		182,930		5,000		246,030
Website expense		308		1,737		483		3,457
Legal and professional services		7,100		2,100		14,450		7,200
Product distribution and development costs		-		-		-		-
Beneficial conversion expense		-		-		-		-
Advertising and marketing		150		100,042		150		202,287
License fee		-		-		4,325		16,998
Rent		1,475		1,200		4,057		3,000
Amortization		-		31,667		-		63,333
Depreciation expense		1,119		1,118		2,237		2,237
General and administrative		86,335		172,048		156,945		457,152
Total expenses		101,487		492,842		187,647		1,001,694
Net operating loss		(94,496)		(480,554)		(177,270)		(983,574)
Other expense
Interest expense		(102,584)		(42,040)		(286,845)		(209,378)
Interest income		125		-		226		-
Total other income (expense)		(102,459)		(142,040)		(286,619)		(209,378)
Profit (loss) before taxes		(102,459)		(522,594)		(463,889)		(1,192,952)
Income tax expense		-		-		-		-
Net profit (loss)		(196,955)		$(522,594)		$(463,889)		$(1,192,952)
Net profit (loss) per common share
Basic	$	(-)	$	(-)	$	(-)	$	(-)
Diluted	$	(-)	$	(-)	$	(-)	$	(-)
Weighted average number of common shares outstanding:
Basic		635,295,779		309,698,557		538,801,412		305,475,021
Diluted		1,096,578,714		328,429,729		1,318,761,363		327,323,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

	Preferred Stock		Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2022	42,000	$42	310,695,330	$310,693	$(1,000)	$3,320,043	$(4,279,949)	$(650,170)
Common stock issued for debt cancellation	---	---	68,541,667	68,542	---	(50,842)	---	17,700
Common stock issued for debt cancellation	---	---	41,900,000	41,900	---	---	---	41,900
Common stock issued for debt cancellation	---	---	106,500,000	106,500	---	---	---	106,500
Common stock issued for services	---	---	2,500,000	2,500	---	22,500	---	25,000
Net loss	---	---	---	---	---	---	$(266,934)	(266,934)
Balance, March 31, 2023	42,000	$42	530,136,997	$530,136	$(1,000)	3,291,701	$(4,546,883)	$(726,004)
Common stock issued for debt cancellation	---	---	23,900,000	23,900	---	(16,730)	---	7,170
Common stock issued for debt cancellation	---	---	26,300,000	26,300	---	(18,410)	---	7,890
Common stock issued for debt cancellation	---	---	28,800,000	28,800	---	(23,652)	---	5,148
Common stock issued for debt cancellation	---	---	32,800,000	32,800	---	(26,937)	---	5,863
Common stock issued for debt cancellation	---	---	37,400,000	37,400	---	(30,715)	---	6,685
Common stock issued for debt cancellation	---	---	37,400,000	34,400	---	(27,715)	---	6,685
Common stock issued for debt cancellation	---	---	37,500,000	37,500	---	(35,250)	---	2,250
Common stock issued for debt cancellation	---	---	26,057,678	26,058	---	(21,400)	---	4,658
Common stock issued for debt cancellation	---	---	26,194,560	26,195	---	(20,874)	---	5,321
Net loss	---	---	---	---	---	---	$(196,634)	(196,634)
Balance, June 30, 2023	42,000	$42	806,489,235	$803,489	$(1,000)	3,070,018	$(4,743,838)	$(871,289)

	Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2021	301,230,828	301,230	(1,000)	2,991,163	(2,621,183)	670,210
Net loss	-	-	-	-	(670,358)	(670,358)
Balance, March 31, 2022	301,230,828	$301,230	$(1,000)	$2,991,163	$(3,291,541)	$(148)
Stock issued for services	2,300,000	2,300	-	32,200	-	34,500
Stock issued for debt cancellation	15,146,188	15,146	-	-	-	15,146
Warrants	-	-	-	78,051	-	78,051
Net loss	-	-	-	-	(522,594)	(522,594)
Balance, June 30, 2022	318,677,016	$318,676	$(1,000)	$3,101,414	$(3,814,135)	$(395,045)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,889)	$(1,192,952)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	5,000	34,500
Amortization of financing fees	-	5,903
Depreciation and amortization	235,054	65,570
Non-cash deferred offering cost	76,293	-
Non-cash debt conversion fees	5,571	-
Account receivable	(930)	(3,950)
Debt amortization	-	189,456
Prepaid consulting fees	-	101,189
Accrued interest	38,651	8,998
Inventory	11,137	(17,101)
Accrued expenses	(19,800)	14,652
Rent security deposit	(1,000)	-
Net cash used for operating activities	(113,913)	(793,735)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid	-	-
Repayment of loans payable - third party	(131,924)	(245,639)
Proceeds loans payable - third parties	125,330	567,130
Proceeds from issuance of common stock	-	-
Net advances from related party	82,779	25,000
Net cash provided by financing	76,185	346,491
Net increase in cash and cash equivalents	(37,728)	(447,244)
Cash and cash equivalents at beginning of period	44,448	499,766
Cash and cash equivalents at end of period	$6,720	$52,522

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay third-party debt	$179,817	$15,146
Common stock issued for services for reduction in accounts payable	$20,000	$-
Common stock issued to for accrued interest	$32,282	$15,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$15,377	$5,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

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

These unaudited interim consolidated financial statements, as of June 30, 2023, and for the six months ended June 30, 2023 and 2022, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2023. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities Exchange Commission.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had a working capital deficit of $877,179 (unaudited) as of June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of June 30, 2023, and December 31, 2022.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are potential dilutive securities as of June 30, 2023 and 2022.

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

Accounts Receivable and Revenue Recognition

Accounts receivable is recorded net of an allowance for expected losses. As of June 30, 2023 and 2022, there is $-0- and $-0- recorded as allowance for doubtful accounts. Revenue is recognized at the point of invoicing for sales of inventory.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the life of the loan using the straight-line method which approximates the effective interest method. As of June 30, 2023, there were $17,266 in unamortized loan fees.

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

6. COMMON STOCK

Common Stock Issued for Services

Six Months Ended June 30, 2023

In April 2022, the Company entered into an executive services agreement with a former executive officer, pursuant to which it was obligated to issue 1,000,000 shares of its common stock upon execution of such agreement, then 500,000 shares of its common stock on each of July 1, 2022, October 1, 2022, January 1, 2023, and April 1, 2023. At December 31, 2022, the Company was obligated to issue a total of 2,000,000 shares of its common stock pursuant to this agreement, the total value of which, $20,000, is included in the Company’s accounts payable at December 31, 2022. All 2,000,000 shares were issued subsequent to December 31, 2022. In addition, during the six months ended June 30, 2023, the Company issued 500,000 shares under this agreement, which shares were valued at $5,000.

Six Months Ended June 30, 2022

In January 2022, the Company entered into a consulting agreement with a third party, pursuant to which it is obligated to issue $7,500 of its common stock for each month of the six-month term of such agreement. During the six months ended June 30, 2022, the Company issued a total of 1,500,000 shares of its common stock pursuant to this agreement, which shares were valued at $22,500, in the aggregate.

Common Stock Issued for Debt Conversions

Talos Victory Fund, LLC. During the six months ended June 30, 2023, the Talos Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$106,500	$0.001	106,500,000
Total Converted: $106,500		Total Shares: 106,500,000

Mast Hill Fund, L.P. During the six months ended June 30, 2023, $36,650 in principal and $5,250 in fees on the Mast Hill Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$36,650	$0.001	41,900,000
Total Converted: $36,650		Total Shares: 41,900,000

Boot Capital, LLC. During the six months ended June 30, 2023, $19,950 in principal on the Boot Capital Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$6,250	$0.0003	20,833,333
5,725	0.00024	23,854,167
5,725	0.00024	23,854,167
2,250	0.00006	37,500,000
Total Converted: $19,950		Total Shares: 106,041,667

GS Capital Partners, LLC. During the six months ended June 30, 2023, $8,700 in principal, $960 in interest and $319 in fees on the GS Capital Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$5,321	$0.000203125	26,194,560
4,658	0.00017875	26,057,678
Total Converted: $9,979		Total Shares: 52,252,238

Mast Hill Fund, L.P. During the six months ended June 30, 2023, $8,017 in principal and $2,994 in interest on the Mast Hill Note #2 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$5,148	$0.00017875	28,800,000
5,863	0.00017875	32,800,000
Total Converted: $11,011		Total Shares: 61,600,000

Mast Hill Fund, L.P. During the six months ended June 30, 2023, $13,370 in interest on the Mast Hill Note #3 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$6,685	$0.00017875	37,400,000
6,685	0.00017875	37,400,000
Total Converted: $13,370		Total Shares: 74,800,000

NOTE 7. WARRANTS

At June 30, 2023, the Company had reserved 421,282,935 shares of its common stock for the following outstanding warrants:

Outstanding as of December 31, 2022	421,282,935
Granted	---
Exchanged for common shares	---
Outstanding as of June 30, 2023	421,282,935

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

9. INTANGIBLE ASSET

The Company had an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and was being amortized over 18 months. The Company recorded amortization expense in the amount of $0 and $31,667 for the periods ended June 30, 2023 and 2022, respectively. As of December 31, 2022, the intangible asset had been completely amortized.

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

At June 30, 2023 and 2022, accrued interest on the Tri-Bridge Note was $-0- and $4,370, respectively.

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

The 1800 Diagonal Note #1 was paid in full during the six months ended June 30, 2023.

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

During the six months ended June 30, 2023, the Talos Note #1 was repaid in full through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$106,500	$0.001	106,500,000
Total Converted: $106,500		Total Shares: 106,500,000

At June 30, 2023, and December 31, 2022, the Talos Note #1 had a remaining balance of $-0- and $106,500, respectively.

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

During the six months ended June 30, 2023, $36,650 in principal and $5,250 in fees on the Mast Hill Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$41,900	$0.001	41,900,000
Total Converted: $41,900		Total Shares: 41,900,000

At June 30, 2023, and December 31, 2022, the Mast Hill Note #1 had a remaining balance of $41,650 and $240,500, respectively.

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

During the six months ended June 30, 2023, $8,700 in principal, $960 in interest and $319 in fees on the GS Capital Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$5,321	$0.000203125	26,194,560
4,658	0.00017875	26,057,678
Total Converted: $9,979		Total Shares: 52,252,238

As of June 30, 2023, the Company was delinquent in its repayment obligations under the GS Capital Note #1. The GS Capital Note #1 had a remaining balance of $19,300 and $42,000 at June 30, 2023, and December 31, 2022, respectively.

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

During the six months ended June 30, 2023, $19,950 in principal on the Boot Capital Note #1 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$6,250	$0.0003	20,833,333
5,725	0.00024	23,854,167
5,725 2,250	0.00024 0.00006	23,854,167 37,500,000
Total Converted: $19,950		Total Shares: 106,041,667

At June 30, 2023, and December 31, 2022, the Boot Capital Note #1 had a remaining balance of $41,650 and $61,600, respectively.

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

During the six months ended June 30, 2023, $8,017 in principal and $2,994 in interest on the Mast Hill Note #2 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$5,148	$0.00017875	28,800,000
5,863	0.00017875	32,800,000
Total Converted: $11,011		Total Shares: 61,600,000

At June 30, 2023, and December 31, 2022, the Mast Hill Note #2 had a remaining balance of $136,983 and $145,000, respectively.

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

At June 30, 2023, and December 31, 2022, the 1800 Diagonal Note #2 had a remaining balance of $103,750, respectively.

Mast Hill Fund, L.P. In December 2022, the Company obtained a loan from Mast Hill Fund, L.P. which netted the Company $179,650 in proceeds. In consideration of such loan, the Company issued a $223,000 face amount senior secured promissory note (the “Mast Hill Note #3”), with OID of $22,300 recorded as a debt discount, commissions of $16,050 and legal fees of $5,000. The Mast Hill Note #3 is due in December 2023 and is convertible into shares of our common stock at any time at a conversion price of $0.001 per share, subject to a 4.99% equity blocker. In connection with the Mast Hill Note #3, we issued to Mast Hill 223,000,000 cashless warrants with an exercise price of $0.001 per share. Additionally, we issued 11,468,572 cashless warrants with an exercise price of $0.0014 per share to Darbie, as a placement agent fee, in connection with the Mast Hill Note #3.

During the six months ended June 30, 2023, $13,370 in interest on the Mast Hill Note #3 was repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$6,685	$0.00017875	37,400,000
6,685	0.00017875	37,400,000
Total Converted: $13,370		Total Shares: 74,800,000

At June 30, 2023, and December 31, 2022, the Mast Hill Note #3 had a remaining balance of $223,000, respectively.

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

At June 30, 2023, the Company was current in its payment obligations under the 1800 Diagonal Note #3 and the 1800 Diagonal Note #3 had a remaining balance of $72,285.

11. STOCKHOLDER RECEIVABLE

At June 30, 2023 and 2022, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

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

In June 2023, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 5,000,000,000 shares.

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

13. RELATED PARTY TRANSACTIONS

Advances from Related Parties

Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company obtained $82,779 in advances from related parties.

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company obtained no $25,000 in advances from related parties.

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

The disinterested Directors of the Company approved the New MiteXstream Agreement

14. LOANS PAYABLE – RELATED PARTIES

Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company obtained $82,779 in advances from Eric Newlan, Vice President and a Director of the Company. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. As of June 30, 2023, the Company owed Mr. Newlan the amount of $83,414.

As of June 30, 2023, the Company owed $68,800 to Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of the Company’s officers and directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan. Such amount accrues no interest and is due on demand.

As of June 30, 2023, the Company owed $4,400 to Fabian G. Deneault, President and a Director of the Company. Such amount accrues no interest and is due on demand.

As of June 30, 2023, the Company owed Astonia LLC $5,242 in principal and $556 in accrued and unpaid interest.

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company did not obtain any loans from related parties. As of June 30, 2022, the Company owed Astonia LLC $5,242 in principal and $268 in accrued and unpaid interest.

15. LEASE

The Company entered into a lease agreement for office space in Argyle, Texas, beginning January 9, 2023, and ending on January 31, 2025. The monthly rents over the 24-month period amount to $1,450. An operating lease liability calculated using a discount rate of 4.19% and a right of use asset of $17,195 were recorded at the lease commencement date of January 9, 2023. The balance of the right of use asset and the related lease liability for this lease were $15,327 and $15,327, respectively, at June 30, 2023. Operating lease costs associated with this lease were $1,868, for the period ended June 30, 2023.

Future minimum lease payments under the operating leases are as follows:

Period Ended June 30,	Amount
2023	$4,350
2024	8,700
2025	725
Total minimum lease payments	13,775
Less: amount of lease payments representing interest	(469)
Present value of future minimum lease payments	13,306
Less: current liability under lease	(8,977)
Long-term lease liability	$4,329

In January 2023, the Company entered into a lease for the operating facility described below.

Address	Description	Use	Yearly Rent		Expiration Date
11961 Hilltop Road Building 7 – Suite 22 Argyle, Texas 76226	Office/Warehouse (1,500 sq. ft.)	Administrative/ Warehousing	$8,700	*	January 31, 2025

*

The Company is a co-lessee under the lease agreement by which it rents this facility. The Company’s co-lessee is Petro X Solutions, Inc., a private company controlled by three of the Company’s directors, Fabian G. Deneault, William E. Sluss and Eric Newlan. By agreement with Petro X Solutions, each lease party is responsible for 50% of the rent and all tenancy-related expenses. However, should Petro X Solutions default in its rent obligations, the Company would be responsible for paying the entire monthly rental amount of $1,450.

16.  SUBSEQUENT EVENTS

Common Stock Issued for Debt Conversions

GS Capital Partners, LLC. Subsequent to June 30, 2023, $3,200 in principal, $568 in interest and $160 in fees on the GS Capital Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares

$3,928	0.000065	60,247,076
Total Converted: $3,928		Total Shares: 60,247,076

Boot Capital, LLC. Subsequent to June 30, 2023, $5,675 in principal on the Boot Capital Note #1 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$2,250	0.00006	37,500,000
3,425	0.00006	57,083,333
Total Converted: $5,675		Total Shares: 94,583,333

Mast Hill Fund, L.P. Subsequent to June 30, 2023, $13,370 in interest on the Mast Hill Note #3 has been repaid through conversion into shares of the Company’s common stock, as follows:

Amount Converted	Conversion Price Per Share	Number Shares
$6,685	0.00017875	37,400,000
6,685	0.00017875	37,400,000
Total Converted: $13,370		Total Shares: 74,800,000

Loans From a Related Party

Subsequent to June 30, 2023, the Company has obtained a total of $21,000 in advances from Eric Newlan, Vice President and a Director of the Company, which funds were used to pay operating expenses of the Company. Such funds were obtained as a loan on open account, accrue no interest and are due on demand.

Other

Management has evaluated subsequent events through August 21, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (BB Potentials), Big Sky American Dist., LLC (Big Sky American) and Black Bird Hemp Manager, LLC, for the six months ended June 30, 2023 and 2022.

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

Results of Operations

Six Months Ended June 30, 2023 (“Interim 2023”) and 2022 (“Interim 2022”). Our 2021 purchase of certain distribution-related assets pursuant to the Big Sky APA was made with an expectation that an immediately accessible larger number of retail locations would allow us to increase sales of our CBD products. Big Sky American, since beginning its consumer product distribution operations in Northwest Montana in April 2021, has had a positive impact on our operating results, when compared to our prior operating results. However, our anticipated increase in sales of our CBD products has not occurred. During Interim 2023, sales of non-CBD consumer products we lower compared to prior periods, which followed a trend beginning during the summer of 2022, when Western Montana experiences a significant reduction in tourism. During Interim 2023, sales of MiteXstream were relatively small, though slightly higher from the fourth quarter of 2022, as we began to place product in Ace Hardware stores across Montana, Idaho, Oregon and Washington. MiteXstream is currently sold in approximately 75 retail locations, in addition to our online store located at www.MiteXstream.com.

During Interim 2023, our business operations generated $20,307 (unaudited) in revenues from sales with a cost of goods sold of $9,930 (unaudited), resulting in a gross profit of $10,377 (unaudited). During Interim 2022, our business operations generated $44,745 (unaudited) in revenues from sales with a cost of goods sold of $26,625 (unaudited), resulting in a gross profit of $18,120 (unaudited).

During Interim 2023, we incurred operating expenses of $187,647 (unaudited), which were comprised of $5,000 (unaudited) in consulting services, $483 (unaudited) in website expenses, $14,450 (unaudited) in legal and professional services, $4,057 (unaudited) in rent, $150 (unaudited) in advertising expense, $4,325 (unaudited) in license fee and $156,945 (unaudited) in general and administrative expense and $2,237 (unaudited) in depreciation expense, resulting in a net operating loss of $177,270 (unaudited). In addition, we incurred total other expense of $286,619 (unaudited), which was comprised entirely of interest expense of $286,845 (unaudited) which was offset by $226 in interest income, resulting in a net loss for Interim 2023 of $463,889 (unaudited).

During Interim 2022, we incurred operating expenses of $1,001,694 (unaudited), which were comprised of $246,030 (unaudited) in consulting services, $3,457 (unaudited) in website expenses, $7,200 (unaudited) in legal and professional services, $3,000 (unaudited) in rent, $202,287 (unaudited) in advertising and marketing expense, $16,998 (unaudited) in license fee and $457,152 (unaudited) in general and administrative expense, resulting in a net operating loss of $983,574 (unaudited). In addition, we incurred interest expense of $209,378 (unaudited), amortization expense of $63,333 (unaudited) and depreciation expense of $2,237 (unaudited), resulting in a net loss for Interim 2022 of $1,192,952 (unaudited).

We expect that our revenues will increase from quarter to quarter beginning with the third quarter of 2023, as sales of MiteXstream are expected to increase from our recently-initiated marketing efforts. There is no assurance that such will be the case, and we expect to incur operating losses through at least March 31, 2024. Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream, we cannot predict the levels of our future revenues.

Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream and Grizzly Creek Naturals, we cannot predict the levels of our future revenues. However, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

Plans for 2023

Substantially all of our limited capital, financial and human, will be devoted to increasing sales of MiteXstream. There is no assurance that we will be successful in increasing sales of MiteXstream.

Financial Condition, Liquidity and Capital Resources

June 30, 2023. At June 30, 2023, our company had $6,720 (unaudited) in cash and a working capital deficit of $877,179 (unaudited), compared to $44,448 in cash and a working capital deficit of $824,230 at December 31, 2022. The change in our working capital position from December 31, 2022, to June 30, 2023, is attributable primarily to our inability to increase sales of our products, our repayment of debt and the payment of operating expenses.

Our company’s current cash position of approximately $5,000 is not adequate for our company to maintain its present level of operations through the remainder of 2023. We must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Capital Sources During the Six Months Ended June 30, 2023. During the six months ended June 30, 2023, we derived capital from loans from a third-party lender and a related-party lender.

Third-Party Loan. In January 2023, we obtained a loan from 1800 Diagonal Lending LLC, which netted our company $125,330.20 in proceeds. In consideration of such loan, we issued a $144,569.20 face amount promissory note (the “1800 Diagonal Note #3”), with OID of $15,489, a one-time interest charge of $17,348.30, legal fees of $3,000 and $750 in due diligence fees, with principal and interest payable in 10 equal monthly payments of $16,191.75 beginning in February 2023. We have the right to repay the 1800 Diagonal Note #3 at any time, without penalty. Should we become in default on the 1800 Diagonal Note #3, the 1800 Diagonal Note #3 becomes convertible into shares of our common stock at a conversion price equal to 75% multiplied by the lowest trading price of our common stock during the 10 trading days prior to the applicable conversion date.

At June 30, 2023, we were current in its payment obligations under the 1800 Diagonal Note #3 and the 1800 Diagonal Note #3 had a remaining balance of $219,405.

Related-Party Loans. During the six months ended June 30, 2023, the Company obtained $25,531 in advances from Eric Newlan, Vice President and a Director of the Company. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. Such funds were used to pay operating expenses and to make monthly payments on the 1800 Diagonal Note #3. As of June 30, 2023, the Company owed Mr. Newlan the amount of $25,531.

Capital Sources During 2022.

During 2022, we derived approximately $800,000 in capital from loans from third-party lenders, which funds were used for the repayment of debt obligations, the payment of advertising and marketing expenses and the payment of operating expenses. Information with respect to these loans is set forth in Note 6. Common Stock – Common Stock Issued for Debt Conversions, Note 10. Convertible Promissory Notes – Third Parties and Note 16. Subsequent Events in the accompanying financial statements of our company.

Inflation

Our management believes economic indicators point toward continuing significant inflationary pressures. However, no prediction can be made in this regard and, further, no prediction can be made with respect to how the continuing impacts of inflation would affect our results of operations.

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

Off Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

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

*

The Company is a co-lessee under the lease agreement by which it rents this facility. The Company’s co-lessee is Petro X Solutions, Inc., a private company controlled by three of the Company’s directors, Fabian G. Deneault, William E. Sluss and Eric Newlan. By agreement with Petro X Solutions, each lease party is responsible for 50% of the rent and all tenancy-related expenses. However, should Petro X Solutions default in its rent obligations, the Company would be responsible for paying the entire monthly rental amount of $1,450.

Capital Expenditures

We made no capital expenditures during the six months ended June 30, 2023, nor during the year ended December 31, 2022. Without obtaining additional capital, we will not be able to make any capital expenditures.

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

As of the quarter ended June 30, 2023, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we issued shares of common stock not reported previously, as follows:

We issued a total of 224,100,000 shares of common stock to holders of four separate convertible promissory notes for conversion of a total of $41,691 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1*	Articles of Amendment to Articles of Incorporation filed June 21, 2023
31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023
32.1*

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023

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

BLACK BIRD BIOTECH, INC.

By:	/s/ Fabian G. Deneault	Dated: August 21, 2023
Fabian G. Deneault

