Form 10-Q
period 2023-09-30
Black Bird Biotech, Inc.
filed 2023-11-20
CIK 1409999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $.001 par value (being the only class of its common stock), is _________ as of November 20, 2023.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK BIRD BIOTECH, INC.

Consolidated Balance Sheets

	9/30/23 (unaudited)	12/31/22 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,729	$44,448
Other current assets
Inventory	75,462	88,381
Accounts receivable	1,553	2,259
Right of use asset - operating lease	8,388	-
Total current assets	91,132	135,088
OTHER ASSETS
Fixtures and equipment	3,772	7,127
Deferred offering cost	-	76,293
Right of use asset - operating lease one	2,875	-
Other asset	1,000	-
Total other assets	7,647	83,420
TOTAL ASSETS	$98,779	$218,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Other current liabilities
Accounts payable and accrued liabilities	$66,149	$103,849
Accrued interest payable	27,079	15,977
Due to related party	180,222	79,077
Third-party notes payable, net of loan fees of $5,792 (unaudited) and debt discount of $27,500 (unaudited) at September 30, 2023, and net of loan fees of $142,190 and debt discount of $156,024 at December 31, 2022, respectively	736,844	669,775
Lease liability - operating	8,388	-
Total current liabilities	1,018,682	868,678
Long-term liabilities
Lease liability - operating	2,875	-
Total long-term liabilities	2,875	-
TOTAL LIABILITIES	$1,021,557	$868,678

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 42,000 and 42,000 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively	$42	$42
Common stock, $0.001 par value, 2,500,000,000 shares authorized, 1,785,430,168 shares and 310,695,330 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively	1,785,428	310,695
Stockholder receivable	(1,000)	(1,000)
Additional paid-in capital	2,167,815	3,320,042
Retained earnings (accumulated deficit)	(4,875,063)	(4,279,949)
Total stockholders’ equity	(922,778)	(650,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,779	$218,508

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Consolidated Statements of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Sales		$3,937		$25,739		$24,244		$70,484
Cost of goods sold		2,519		12,359		12,449		38,984
Gross profit (loss)		1,418		13,380		11,795		31,500
Expense
Consulting services		-		40,600		5,000		286,630
Website expense		336		901		819		4,358
Legal and professional services		2,100		5,397		16,550		12,597
Advertising and marketing		176		19,513		326		221,800
License fee		-		-		4,325		16,998
Rent		2,175		600		6,232		3,600
Depreciation expense		1,118		1,118		3,355		3,355
General and administrative		6,397		102,398		163,342		559,550
Total expenses		12,302		170,527		199,949		1,108,888
Net operating loss		(10,884)		(157,147)		(188,154)		(1,077,388)
Other expense
Amortization	(-)			(21,111)	(-)			(84,444)
Interest expense		(120,466)		(46,535)		(407,311)		(255,913)
Interest income		125		-		351		-
Total other income (expense)		(120,341)		(68,764)		(406,960)		(340,357)
Profit (loss) before taxes		(131,227)		(67,646)		(595,114)		(1,417,745)
Income tax expense		-		-		-		-
Net profit (loss)		(131,227)		$(224,793)		$(595,114)		$(1,417,745)
Net profit (loss) per common share
Basic	$	(-)	$	(-)	$	(-)	$	(-)
Diluted	$	(-)	$	(-)	$	(-)	$	(-)
Weighted average number of common shares outstanding:
Basic		1,456,744,052		292,999,382		854,983,384		301,232,745
Diluted		1,918,026,987		335,129,995		1,634,943,335		372,484,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2023 and 2022 (unaudited)

	Preferred Stock		Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2022	42,000	$42	310,695,330	$310,693	$(1,000)	$3,320,043	$(4,279,949)	$(650,170)
Common stock issued for debt cancellation	---	---	68,541,667	68,542	---	(50,842)	---	17,700
Common stock issued for debt cancellation	---	---	41,900,000	41,900	---	---	---	41,900
Common stock issued for debt cancellation	---	---	106,500,000	106,500	---	---	---	106,500
Common stock issued for services	---	---	2,500,000	2,500	---	22,500	---	25,000
Net loss	---	---	---	---	---	---	$(266,934)	(266,934)
Balance, March 31, 2023	42,000	$42	530,136,997	$530,136	$(1,000)	3,291,701	$(4,546,883)	$(726,004)
Common stock issued for debt cancellation	---	---	23,900,000	23,900	---	(16,730)	---	7,170
Common stock issued for debt cancellation	---	---	26,300,000	26,300	---	(18,410)	---	7,890
Common stock issued for debt cancellation	---	---	28,800,000	28,800	---	(23,652)	---	5,148
Common stock issued for debt cancellation	---	---	32,800,000	32,800	---	(26,937)	---	5,863
Common stock issued for debt cancellation	---	---	37,400,000	37,400	---	(30,715)	---	6,685
Common stock issued for debt cancellation	---	---	37,400,000	37,400	---	(30,715)	---	6,685
Common stock issued for debt cancellation	---	---	37,500,000	37,500	---	(35,250)	---	2,250
Common stock issued for debt cancellation	---	---	26,057,678	26,058	---	(21,400)	---	4,658
Common stock issued for debt cancellation	---	---	26,194,560	26,195	---	(20,874)	---	5,321
Net loss	---	---	---	---	---	---	$(196,955)	(196,955)
Balance, June 30, 2023	42,000	42	806,489,235	806,489	(1,000)	3,067,018	(4,743,838)	(871,289)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2023 and 2022 (unaudited)

(continued)

	Preferred Stock		Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	Total
Common stock issued for debt cancellation	---	---	28,724,461	28,724	---	(24,990)	---	3,734
Common stock issued for debt cancellation	---	---	37,225,600	37,226	---	(34,201)	---	3,025
Common stock issued for debt cancellation	---	---	36,711,384	36,711	---	(31,939)	---	4,772
Common stock issued for debt cancellation	---	---	60,427,076	60,427	---	(56,499)	---	3,928
Common stock issued for debt cancellation	---	---	63,140,000	63,140	---	(59,036)	---	4,104
Common stock issued for debt cancellation	---	---	59,964,000	59,964	---	(56,066)	---	3,898
Common stock issued for debt cancellation	---	---	23,888,888	23,889	---	(19,589)	---	4,300
Common stock issued for debt cancellation	---	---	57,083,333	57,083	---	(53,658)	---	3,425
Common stock issued for debt cancellation	---	---	37,500,000	37,500	---	(35,250)	---	2,250
Common stock issued for debt cancellation	---	---	63,333,333	63,333	---	(59,533)	---	3,800
Common stock issued for debt cancellation	---	---	63,700,000	63,700	---	(59,878)	---	3,822
Common stock issued for debt cancellation	---	---	76,300,000	76,300	---	(71,722)	---	4,578
Common stock issued for debt cancellation	---	---	37,400,000	37,400	---	(30,715)	---	6,685
Common stock issued for debt cancellation	---	---	37,400,000	37,400	---	(30,715)	---	6,685
Common stock issued for debt cancellation	---	---	63,571,429	63,571	---	(59,121)	---	4,450
Common stock issued for debt cancellation	---	---	63,571,429	63,571	---	(59,121)	---	4,450
Common stock issued for debt cancellation	---	---	32,500,000	32,500	---	(30,225)	---	2,275
Common stock issued for debt cancellation	---	---	37,500,000	37,500	---	(34,875)	---	2,625
Common stock issued for debt cancellation	---	---	37,500,000	37,500	---	(34,875)	---	2,625
Common stock issued for debt cancellation	---	---	37,500,000	37,500	---	(34,875)	---	2,625
Common stock issued for debt cancellation	---	---	24,000,000	24,000	---	(22,320)	---	1,680
Net loss	---	---	---	---	---	---	$(131,225)	(131,225)
Balance, September 30, 2023	42,000	$42	1,785,430,168	$1,785,428	$(1,000)	$2,167,815	$(4,875,063)	$(922,778)

	Preferred Stock		Common Stock		Stockholder	Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit)	Total
Balance, December 31, 2021	‐	‐	301,230,828	$301,230	$(1,000)	$2,991,163	$(2,621,183)	$670,210
Net loss	‐	‐	‐	‐	‐	‐	(670,358)	(670,358)
Balance, March 31, 2022	‐	‐	301,230,828	301,230	(1,000)	2,991,163	(3,291,541)	(148)
Stock issued for services	‐	‐	2,300,000	2,300	‐	32,200	‐	34,500
Stock issued for debt cancellation	‐	‐	15,146,188	15,146	‐	‐	‐	15,146
Warrants issued in conjunction with debt	‐	‐	‐	‐	‐	78,051	‐	78,051
Net loss	‐	‐	‐	‐	‐	‐	(522,594)	(522,594)
Balance, June 30, 2022	‐	‐	318,677,016	318,676	(1,000)	3,101,414	(3,814,135)	(395,045)
Common stock cancelled in exchange for preferred stock	28,500	28	(99,063,659)	(99,064)	‐	99,036	‐	‐
Stock issued for debt cancellation	‐	‐	16,853,810	16,855	‐	‐	‐	16,855
Stock issued for warrant exercise	‐	‐	5,062,500	5,062	‐	(5,062)	‐	‐
Stock issued for warrant exercise			9,375,000	9,375	‐	(9,375)	‐	‐
Reclassification of warrants issued in conjunction with debt in June 2022	‐	‐	‐	‐	‐	(70,117)	‐	(70,117)
Warrants issued in conjunction with debt	‐	‐	‐	‐	‐	15,440	‐	15,440
Net loss	‐	‐	‐	‐	‐	‐	(224,793)	(224,793)
Balance, September 30, 2022	28,500	$28	250,904,667	$250,904	$(1,000)	$3,131,336	$(4,038,928)	$(657,600)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(595,114)	$(1,417,745)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock issued for services	5,000	34,500
Depreciation and amortization	287,518	87,800
Non-cash debt conversion fees	6,546	7,000
Non-cash deferred offering cost	76,293	-
Non-cash penalty expense	45,960	-
Account receivable	706	(1,172)
Debt amortization	-	230,881
Prepaid consulting fees	-	101,189
Accrued interest	60,059	17,225
Inventory	12,919	(15,717)
Accrued expenses	(17,700)	37,708
Other asset	1,000	-
Net cash used for operating activities	(118,813)	(918,331)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Financing fees paid	-	-
Repayment of loans payable - third party	(146,381)	(321,100)
Proceeds loans payable - third parties	125,330	735,340
Net advances from related party	101,145	70,501
Net cash provided by financing	80,094	484,741
Net increase (decrease) in cash and cash equivalents	(38,719)	(433,590)
Cash and cash equivalents at beginning of period	44,448	499,766
Cash and cash equivalents at end of period	$5,729	$66,176

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to repay third-party debt	$242,003	$25,000
Common stock issued for accrued interest	48,957	-
Common stock issued for reduction in accounts payable	$20,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$15,377	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACK BIRD BIOTECH, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

These unaudited interim consolidated financial statements, as of September 30, 2023, and for the nine months ended September 30, 2023 and 2022, reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for other interim periods or for the full year ending December 31, 2023. These unaudited interim financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities Exchange Commission.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had a working capital deficit of $927,552 (unaudited) as of September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Restricted Cash

Cash and equivalents include investments with initial maturities of three months or less. The Company had no cash equivalents as of September 30, 2023, and December 31, 2022.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are potential dilutive securities as of September 30, 2023 and 2022.

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

Accounts Receivable and Revenue Recognition

Accounts receivable is recorded net of an allowance for expected losses. As of September 30, 2023 and 2022, there is $-0- and $-0- recorded as allowance for doubtful accounts. Revenue is recognized at the point of invoicing for sales of inventory.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the life of the loan using the straight-line method which approximates the effective interest method. As of September 30, 2023, there were $5,792 in unamortized loan fees.

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

6. COMMON STOCK

Common Stock Issued for Services

Nine Months Ended September 30, 2023

In April 2022, the Company entered into an executive services agreement with a former executive officer, pursuant to which it was obligated to issue 1,000,000 shares of its common stock upon execution of such agreement, then 500,000 shares of its common stock on each of July 1, 2022, October 1, 2022, January 1, 2023, and April 1, 2023. At December 31, 2022, the Company was obligated to issue a total of 2,000,000 shares of its common stock pursuant to this agreement, the total value of which, $20,000, is included in the Company’s accounts payable at December 31, 2022. All 2,000,000 shares were issued subsequent to December 31, 2022. In addition, during the nine months ended September 30, 2023, the Company issued 500,000 shares under this agreement, which shares were valued at $5,000.

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

Common Stock Issued for Debt Conversions

Talos Victory Fund, LLC. During the nine months ended September 30, 2023, the Talos Note #1 was repaid in full in the amount of $106,500 through conversion into a total of 106,500,000 shares of the Company’s common stock.

Mast Hill Fund, L.P. During the nine months ended September 30, 2023, $41,900 in principal, interest and fees on the Mast Hill Note #1 was repaid through conversion into a total of 41,900,000 shares of the Company’s common stock.

Boot Capital, LLC. During the nine months ended September 30, 2023, $33,725 in principal, interest and fees on the Boot Capital Note #1 was repaid through conversion into a total of 287,847,221 shares of the Company’s common stock.

GS Capital Partners, LLC. During the nine months ended September 30, 2023, $33,440 in principal, interest and fees on the GS Capital Note #1 has been repaid through conversion into a total of 338,444,759 shares of the Company’s common stock.

Mast Hill Fund, L.P. During the nine months ended September 30, 2023, $26,071 in principal, interest and fees on the Mast Hill Note #2 was repaid through conversion into a total of 111,800,000 shares of the Company’s common stock.

Mast Hill Fund, L.P. During the nine months ended September 30, 2023, $35,140 in principal, interest and fees on the Mast Hill Note #3 was repaid through conversion into a total of 214,800,000 shares of the Company’s common stock.

1800 Diagonal Lending, LLC. During the nine months ended September 30, 2023, $20,730 in principal, interest and fees on the 1800 Diagonal Note #2 was repaid through conversion into a total of 296,142,858 shares of the Company’s common stock.

NOTE 7. WARRANTS

At September 30, 2023, the Company had reserved 421,282,935 shares of its common stock for the following outstanding warrants:

Outstanding as of December 31, 2022	421,282,935
Granted	-
Exchanged for common shares	-
Outstanding as of September 30, 2023	421,282,935

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

The disinterested Directors of the Company approved the New MiteXstream Agreement.

9. INTANGIBLE ASSET

The Company had an intangible asset related to the purchase of product distribution assets in the amount of $190,000, which is for a customer list and was being amortized over 18 months. The Company recorded amortization expense in the amount of $0 and $84,444 for the periods ended September 30, 2023 and 2022, respectively. As of December 31, 2022, the intangible asset had been completely amortized.

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

At September 30, 2023 and 2022, accrued interest on the Tri-Bridge Note was $-0- and $4,370, respectively.

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

The 1800 Diagonal Note #1 was paid in full during the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, the Talos Note #1 was repaid in full in the amount of $106,500 through conversion into a total of 106,500,000 shares of the Company’s common stock.

At September 30, 2023, and December 31, 2022, the Talos Note #1 had a remaining balance of $-0- and $106,500, respectively.

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

During the nine months ended September 30, 2023, $41,900 in principal, interest and fees on the Mast Hill Note #1 was repaid through conversion into a total of 41,900,000 shares of the Company’s common stock.

At September 30, 2023, and December 31, 2022, the Mast Hill Note #1 had a remaining balance of $203,850 and $240,500, respectively.

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

During the nine months ended September 30, 2023, $33,400 in principal, interest and fees on the GS Capital Note #1 has been repaid through conversion into a total of 338,444,759 shares of the Company’s common stock.

The GS Capital Note #1 had a remaining balance of $0 and $42,000 at September 30, 2023, and December 31, 2022, respectively.

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

During the nine months ended September 30, 2023, $33,725 in principal, interest and fees on the Boot Capital Note #1 was repaid through conversion into a total of 287,847,221 shares of the Company’s common stock.

At September 30, 2023, and December 31, 2022, the Boot Capital Note #1 had a remaining balance of $27,875 and $61,600, respectively.

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

During the nine months ended September 30, 2023, $26,071 in principal, interest and fees on the Mast Hill Note #2 was repaid through conversion into a total of 111,800,000 shares of the Company’s common stock.

At September 30, 2023, and December 31, 2022, the Mast Hill Note #2 had a remaining balance of $136,983 and $145,000, respectively.

1800 Diagonal Lending LLC. In November 2022, the Company obtained a loan from 1800 Diagonal Lending LLC which netted the Company $100,000 in proceeds. In consideration of such loan, the Company issued a $103,750 face amount convertible promissory note (“1800 Diagonal Note #2”) bearing interest at 10% per annum, with principal and interest due in November 2023. The Company has the right to repay the 1800 Diagonal Note #2 at a premium ranging from 120% to 125% of the face amount. The 1800 Diagonal Note #2 is convertible into shares of the Company’s common stock at a conversion price equal to 65% multiplied by the average of the two lowest trading prices of the Company’s common stock during the 15 trading days prior to the applicable conversion date, any time after May 7, 2023, subject to a 4.99% equity blocker.

During the nine months ended September 30, 2023, $20,730 in principal, interest and fees on the 1800 Diagonal Note #2 was repaid through conversion into a total of 296,142,858 shares of the Company’s common stock.

At September 30, 2023, and December 31, 2022, the 1800 Diagonal Note #2 had a remaining balance of $128,980 and $103,750, respectively.

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

During the nine months ended September 30, 2023, $35,140 in principal, interest and fees on the Mast Hill Note #3 was repaid through conversion into a total of 214,800,000 shares of the Company’s common stock.

At September 30, 2023, and December 31, 2022, the Mast Hill Note #3 had a remaining balance of $214,619 and $223,000, respectively.

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

At September 30, 2023, the Company was delinquent in its payment obligations under the 1800 Diagonal Note #3 and the 1800 Diagonal Note #3 had a remaining balance of $57,828.

11. STOCKHOLDER RECEIVABLE

At September 30, 2023 and 2022, cash relating to a stockholder receivable of Black Bird for $1,000, which stockholder receivable became a part of the Company’s outstanding common stock history, upon its acquisition of Black Bird. The stockholder receivable relates to 42,885 shares of Company common stock.

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

13. RELATED PARTY TRANSACTIONS

Advances from Related Parties

Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company obtained $101,145 in advances from related parties.

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company obtained no $70,501 in advances from related parties.

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

The disinterested Directors of the Company approved the New MiteXstream Agreement

14. LOANS PAYABLE – RELATED PARTIES

Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company obtained $101,145 in advances from Eric Newlan, Vice President and a Director of the Company. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. As of September 30, 2023, the Company owed Mr. Newlan the amount of $83,414.

As of September 30, 2023, the Company owed $68,800 to Touchstone Enviro Solutions, Inc. (“Touchstone”), a company owned by three of the Company’s officers and directors, Fabian G. Deneault, L. A. Newlan, Jr. and Eric Newlan. Such amount accrues no interest and is due on demand.

As of September 30, 2023, the Company owed $4,400 to Fabian G. Deneault, President and a Director of the Company. Such amount accrues no interest and is due on demand.

As of September 30, 2023, the Company owed Astonia LLC $5,242 in principal and $556 in accrued and unpaid interest.

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company did not obtain any loans from related parties. As of September 30, 2022, the Company owed Astonia LLC $4,470 in principal and $773 in accrued and unpaid interest.

15. LEASE

The Company entered into a lease agreement for office space in Argyle, Texas, beginning January 9, 2023, and ending on January 31, 2025. The monthly rents over the 24-month period amount to $1,450. An operating lease liability calculated using a discount rate of 4.19% and a right of use asset of $17,195 were recorded at the lease commencement date of January 9, 2023. The balance of the right of use asset and the related lease liability for this lease were $15,327 and $15,327, respectively, at September 30, 2023. Operating lease costs associated with this lease were $1,868, for the period ended September 30, 2023.

Future minimum lease payments under the operating leases are as follows:

Period Ended September 30,	Amount
2023	$4,350
2024	8,700
2025	725
Total minimum lease payments	13,775
Less: amount of lease payments representing interest	(469)
Present value of future minimum lease payments	13,306
Less: current liability under lease	(8,977)
Long-term lease liability	$4,329

In January 2023, the Company entered into a lease for the operating facility described below.

Address	Description	Use	Yearly Rent		Expiration Date
11961 Hilltop Road Building 7 – Suite 22 Argyle, Texas 76226	Office/Warehouse (1,500 sq. ft.)	Administrative/ Warehousing	$8,700	*	January 31, 2025

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

16.  SUBSEQUENT EVENTS

Common Stock Issued for Debt Conversions

Boot Capital, LLC. Subsequent to September 30, 2023, $4,575 in principal on the Boot Capital Note #1 has been repaid through conversion into 76,250,000 shares of the Company’s common stock.

Mast Hill Fund, L.P. Subsequent to September 30, 2023, $25,368 in principal, interest and fees on the Mast Hill Note #3 has been repaid through conversion into a total of 422,777,000 shares of the Company’s common stock.

Loans From a Related Party

Subsequent to September 30, 2023, the Company has obtained a total of $1,450 in advances from Eric Newlan, Vice President and a Director of the Company, which funds were used to pay rent on the Company’s executive office. Such funds were obtained as a loan on open account, accrue no interest and are due on demand.

Other

Management has evaluated subsequent events through November 20, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section includes financial results of our company, Black Bird Biotech, Inc., including its subsidiaries, Black Bird Potentials Inc. (BB Potentials), Big Sky American Dist., LLC (Big Sky American) and Black Bird Hemp Manager, LLC, for the nine months ended September 30, 2023 and 2022.

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

Results of Operations

Nine Months Ended September 30, 2023 (“Interim 2023”) and 2022 (“Interim 2022”). Our 2021 purchase of certain distribution-related assets pursuant to the Big Sky APA was made with an expectation that an immediately accessible larger number of retail locations would allow us to increase sales of our CBD products. Big Sky American, since beginning its consumer product distribution operations in Northwest Montana in April 2021, has had a positive impact on our operating results, when compared to our prior operating results. However, our anticipated increase in sales of our CBD products has not occurred. During Interim 2023, sales of non-CBD consumer products we lower compared to prior periods, which followed a trend beginning during the summer of 2022, when Western Montana experiences a significant reduction in tourism. During Interim 2023, sales of MiteXstream were relatively small, though slightly higher from the fourth quarter of 2022, as we began to place product in Ace Hardware stores across Montana, Idaho, Oregon and Washington. MiteXstream is currently sold in approximately 75 retail locations, in addition to our online store located at www.MiteXstream.com.

During Interim 2023, our business operations generated $24,244 (unaudited) in revenues from sales with a cost of goods sold of $12,449 (unaudited), resulting in a gross profit of $11,795 (unaudited). During Interim 2022, our business operations generated $70,484 (unaudited) in revenues from sales with a cost of goods sold of $38,984 (unaudited), resulting in a gross profit of $31,500 (unaudited).

During Interim 2023, we incurred operating expenses of $196,594 (unaudited), which were comprised of $5,000 (unaudited) in consulting services, $819 (unaudited) in website expenses, $16,550 (unaudited) in legal and professional services, $6,232 (unaudited) in rent, $326 (unaudited) in advertising expense, $16,500 (unaudited) in legal and professional expense, $3,335 (unaudited) in depreciation expense and $163,342 (unaudited) in general and administrative expense, resulting in a net operating loss of $184,799 (unaudited). In addition, we incurred total other expense of $410,311 (unaudited), which was comprised of $406,960 (unaudited) in interest expense and $351 (unaudited) in interest income, resulting in a net loss for Interim 2023 of $595,114 (unaudited).

During Interim 2022, we incurred operating expenses of $1,105,533 (unaudited), which were comprised of $286,630 (unaudited) in consulting services, $4,358 (unaudited) in website expenses, $12,597 (unaudited) in legal and professional services, $3,600 (unaudited) in rent, $221,800 (unaudited) in advertising and marketing expense, $16,998 (unaudited) in license fee, depreciation expense of $3,355 (unaudited) and $559,550 (unaudited) in general and administrative expense, resulting in a net operating loss of $1,077,388 (unaudited). In addition, we incurred total other expense of $340,357 (unaudited), which was comprised of interest expense of $255,913 (unaudited) and amortization expense of $84,444 (unaudited), resulting in a net loss for Interim 2022 of $1,417,745 (unaudited).

We expect that our revenues will increase from quarter-to-quarter beginning late in the first quarter of 2024, as sales of MiteXstream are expected to increase from our marketing efforts and Spring growing season factors. There is no assurance that such will be the case, and we expect to incur operating losses through at least June 30, 2024. Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream, we cannot predict the levels of our future revenues.

Further, because of our relative current lack of capital and the current lack of brand name awareness of MiteXstream and Grizzly Creek Naturals, we cannot predict the levels of our future revenues. However, our management believes that MiteXstream will become the most dynamic, fastest growing part of our business.

Plans for 2024

Substantially all of our limited capital, financial and human, will be devoted to increasing sales of MiteXstream. There is no assurance that we will be successful in increasing sales of MiteXstream.

Financial Condition, Liquidity and Capital Resources

September 30, 2023. At September 30, 2023, our company had $5,729 (unaudited) in cash and a working capital deficit of $927,552 (unaudited), compared to $44,448 in cash and a working capital deficit of $824,230 at December 31, 2022. The change in our working capital position from December 31, 2022, to September 30, 2023, is attributable primarily to our inability to increase sales of our products, our repayment of debt and the payment of operating expenses.

Our company’s current cash position of approximately $5,000 is not adequate for our company to maintain its present level of operations through the remainder of 2023. We must obtain additional capital from third parties to implement our full business plans. There is no assurance that we will be successful in obtaining such additional capital.

Capital Sources During the Nine Months Ended September 30, 2023. During the nine months ended September 30, 2023, we derived capital from loans from a third-party lender and a related-party lender.

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

At September 30, 2023, we were delinquent in our payment obligations under the 1800 Diagonal Note #3 and the 1800 Diagonal Note #3 had a remaining balance of $219,405.

Related-Party Loans. During the nine months ended September 30, 2023, the Company obtained $101,145 in advances from Eric Newlan, Vice President and a Director of the Company. Such funds were obtained as a loan on open account, accrue no interest and are due on demand. Such funds were used to pay operating expenses and to make monthly payments on the 1800 Diagonal Note #3. As of September 30, 2023, the Company owed Mr. Newlan the amount of $170,222.

Capital Sources During 2022. During 2022, we derived approximately $800,000 in capital from loans from third-party lenders, which funds were used for the repayment of debt obligations, the payment of advertising and marketing expenses and the payment of operating expenses. Information with respect to these loans, including information regarding conversions of such loans into shares of our common stock, is set forth in Note 6. Common Stock – Common Stock Issued for Debt Conversions, Note 10. Convertible Promissory Notes – Third Parties and Note 16. Subsequent Events in the accompanying financial statements of our company.

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

Off Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements.

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

Capital Expenditures

We made no capital expenditures during the nine months ended September 30, 2023, nor during the year ended December 31, 2022. Without obtaining additional capital, we will not be able to make any capital expenditures.

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

As of the quarter ended September 30, 2023, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of any material weaknesses or significant deficiencies under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Based on that evaluation, we concluded that our disclosure controls and procedures over financial reporting were not effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have no pending legal or administrative proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we issued shares of common stock not reported previously, as follows:

We issued a total of 978,944,933 shares of common stock to holders of convertible promissory notes for conversion of a total of $79,736 in convertible debt. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification by Registrant’s Chief Executive Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023
31.2*	Certification by Registrant’s Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023
32.1*

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Registrant’s Chief Executive Officer and Chief Financial Officer with respect to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

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

BLACK BIRD BIOTECH, INC.

By:	/s/ Fabian G. Deneault	Dated: November 20, 2023
Fabian G. Deneault President

